Form 10QSB
period 2001-06-30
SAN JOSE INTERNATIONAL INC
filed 2001-08-14
CIK 1141222

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                        Commission File number 000-32835


                          SAN JOSE INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


                  207 Anapamu, Suite B, Santa Barbara, CA 93101
           (Address of Principal Executive Offices including Zip Code)


                                 (805) 564-7828
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common stock outstanding as of June 30, 2001.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                AS OF           AS OF
                                                               JUNE 30,      SEPTEMBER 30,
                                                                2001            2000
                                                               -------         -------
                                     ASSETS
CURRENT ASSETS
  Cash                                                         $ 4,085         $ 5,635
                                                               -------         -------
TOTAL CURRENT ASSETS                                             4,085           5,635
                                                               -------         -------

       TOTAL ASSETS                                            $ 4,085         $ 5,635
                                                               =======         =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $   444         $   444
                                                               -------         -------
TOTAL CURRENT LIABILITIES                                          444             444
                                                               -------         -------
       TOTAL LIABILITIES                                           444             444

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                          0               0
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; 3,411,000
   shares issued and outstanding for June 30, 2001
   and September 30, 2000, respectively.)                          341             341
  Additional paid-in capital                                     8,294           8,294
  Deficit accumulated during the development stage              (4,994)         (3,444)
                                                               -------         -------
TOTAL STOCKHOLDERS' EQUITY                                       3,641           5,191
                                                               -------         -------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 4,085         $ 5,635
                                                               =======         =======

             See Accompanying Notes and Acocuntant's Review Report

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                    OCTOBER 6, 1998
                                                                                                      (INCEPTION)
                                          NINE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,     THROUGH
                                          --------------------------    ---------------------------     JUNE 30,
                                              2001           2000           2001          2000            2001
                                          -----------    -----------    -----------    -----------    -----------
REVENUES
  Revenues                                 $         0    $         0    $         0    $         0    $         0
                                           -----------    -----------    -----------    -----------    -----------
TOTAL REVENUES                                       0              0              0              0              0

GENERAL & ADMINISTRATIVE EXPENSES                1,550              0          1,550              0          4,994
                                           -----------    -----------    -----------    -----------    -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          1,550              0          1,550              0          4,994
                                           -----------    -----------    -----------    -----------    -----------

NET LOSS                                   $    (1,550)   $         0    $    (1,550)   $         0    $    (4,994)
                                           ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                       $   (0.0005)   $      0.00    $   (0.0005)  $    0.0000
                                           ===========    ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          3,411,000        911,000      3,411,000       911,000
                                           ===========    ===========    ===========   ===========

             See Accompanying Notes and Acocuntant's Review Report

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             FROM OCTOBER 6, 1998 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                  COMMON      ADDITIONAL    DURING
                                                    COMMON        STOCK        PAID-IN    DEVELOPMENT
                                                    STOCK         AMOUNT       CAPITAL       STAGE          TOTAL
                                                  ----------    ----------    ----------   ----------    ----------
Begining balance                                         0       $     0       $    0       $     0        $    0

Stock issued for cash on October 6, 1998
 @ $0.0001 per share                               100,000            10            0             0            10

Stock issued for cash on October 9, 1998
 @ $0.001 per share                                165,000            17          149             0           165

Stock issued for cash on October 10, 1998
 @ $0.01 per share                                  12,000             1          119             0           120

Stock issued for services on December 1, 1998
 @ $0.005 per share                                600,000            60        2,940             0         3,000

Net loss, October 6, 1998 (inception) to
 Sepember 30, 1998                                  (3,000)       (3,000)
                                                ----------       -------       ------       -------        ------
BALANCE,  SEPTEMBER 30, 1998                       877,000            88        3,207        (3,000)          295
                                                ==========       =======       ======       =======        ======
Stock issued for cash on April 7, 1999
 @ $0.01 per share                                  34,000             3          337             0           340

Net loss, September 30, 1999                          (444)         (444)
                                                ----------       -------       ------       -------        ------
BALANCE, SEPEMBER 30, 1999                         911,000            91        3,544        (3,444)          191
                                                ==========       =======       ======       =======        ======
Stock issued for cash on September 30, 2000
 @ $0.002 per share                              2,500,000           250        4,750             0         5,000

Net loss, September 30, 2000                             0             0
                                                ----------       -------       ------       -------        ------
BALANCE, SEPTEMBER 30, 2000                      3,411,000           341        8,294        (3,444)        5,191
                                                ==========       =======       ======       =======        ======
Net loss, June 30, 2001                             (1,550)       (1,550)
                                                ----------       -------       ------       -------        ------
BALANCE, JUNE 30, 2001                           3,411,000       $   341       $8,294       $(4,994)       $3,641
                                                ==========       =======       ======       =======        ======

             See Accompanying Notes and Acocuntant's Review Report

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                            OCTOBER 6, 1998
                                                                                                              (INCEPTION)
                                                  NINE MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,     THROUGH
                                                  --------------------------    ---------------------------     JUNE 30,
                                                      2001           2000           2001          2000            2001
                                                  -----------    -----------    -----------    -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $(1,550)        $     0        $(1,550)       $     0        $(4,994)
  Increase in accounts payable                           0               0              0              0            444
  Common stock issued for services                       0               0              0              0          3,000
                                                   -------         -------        -------        -------        -------
       NET CASH (USED) BY OPERATING ACTIVITIES      (1,550)              0         (1,550)             0         (1,550)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY INVESTING ACTIVITIES         0               0              0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                           0               0              0              0            341
  Additional paid-in capital                             0               0              0              0          5,294
                                                   -------         -------        -------        -------        -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES         0               0              0              0          5,635
                                                   -------         -------        -------        -------        -------

NET INCREASE/(DECREASE) IN CASH                     (1,550)              0         (1,550)             0          4,085

CASH AT BEGINNING OF PERIOD                          5,635           5,635          5,635          5,635              0
                                                   -------         -------        -------        -------        -------

CASH AT END OF PERIOD                              $ 4,085         $ 5,635        $ 4,085        $ 5,635        $ 4,085
                                                   =======         =======        =======        =======        =======

             See Accompanying Notes and Acocuntant's Review Report

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on October 6, 1998, under the laws of the State of Delaware, as San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

The Company is engaged in the business of designing, marketing, and selling of doors, doorframes and accessories.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a fiscal year of December 31.

b.   BASIC EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock outstanding.

c.   INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

NOTE 5. INCOME TAXES

                                                      June 30,     September 30,
                                                        2001           2000
                                                      --------       --------
     Deferred tax assets:
     Net operating loss carryforwards                 $    233       $    517
     Other                                                   0              0
                                                      --------       --------
     Valuation allowance                                 (233)           (517)
                                                      --------       --------

     Net deferred tax assets                          $      0       $      0
                                                      ========       ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES


     1998 Net Operating Loss                          $ (3,000)
     1999 Net Operating Loss                              (444)
     2000 Net Operating Loss                                (0)
     2001 Net Operating Loss (nine months)              (1,550)
                                                      --------
     Net Operating Loss                               $ (4,994)
                                                      ========

As of June 2001, the Company has net operating loss carryforwards of approximately $ 4,994, which will expire through 2019.

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 7. STOCK

Issuance of Stock:

On October 6, 1998, the Company issued 100,000 shares of common stock for cash valued at $ 0.0001 per share.

On October 9, 1998, the Company issued 165,000 shares of common stock for cash valued at $ 0.001 per share.

On October 10, 1998, the Company issued 12,000 shares of common stock for cash valued at $ 0.01 per share.

On December 1, 1998, the Company issued 600,000 shares of common stock for services valued at $ 0.005 per share.

On April 7, 1999, the Company issued 34,000 shares of common stock for cash valued at $ 0.01 per share.

On September 30, 2000, the Company issued 2,500,000 shares of common stock for cash valued at $ 0.002 per share.

As of June 30, 2001 the Company had 3,411,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements, concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2001.

     Revenues were -0- for the quarter ending June 30, 2001 and -0- for the same quarter ending 2000.

     Operating Expenses were $1,550 for the quarter ending June 30, 2001 and $-0- for the same quarter in 2000.

     The Company had an operating loss of ($1,550) for the quarter ending June 30, 2001 and ($-0-) for the same quarter in 2000.

     The Company has not generated revenues from operating activities during the quarter ending June 30, 2001. Management has been in the design phase for a web site where it will offer the Company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales in media content production within the next several months. To date, no sales have been made of the Company's products of doors, frames nor has the Company been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2001, the Company had working capital of $3,641 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

The financial statements of the Company were prepared for the quarter ending June 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company my make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REORTS ON FORM 8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SAN JOSE INTERNATIONAL, INC.


Date 08/14/01                           /s/ Christopher Greenwood
                                        ----------------------------------------
                                        Christopher Greenwood
                                        President