Form 10KSB
period 2001-09-30
SAN JOSE INTERNATIONAL INC
filed 2002-01-15
CIK 1141222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Year Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-32835


                          SAN JOSE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 33-0956433
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


207 Anapamu, Suite B, Santa Barbara, CA                    93101
(Address of principal executive offices)                 (Zip Code)


                                 (805) 564-7828
               (Registrants telephone number, including area code)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the Registrant had 3,411,000 shares of its $0.0001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS


PART  I....................................................................    1

     ITEM 1. BUSINESS......................................................    1
     ITEM 2. PROPERTIES....................................................    6
     ITEM 3. LEGAL PROCEEDINGS.............................................    6
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........    6

PART II ...................................................................    6

     ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.................................    6
     ITEM 6. SELECTED FINANCIAL DATA.......................................    7
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................    8
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    9
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
               FINANCIAL DISCLOSURE........................................   18

PART III...................................................................   18

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   18
     ITEM 11. EXECUTIVE COMPENSATION.......................................   19
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.............................................   19
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   20

PART IV ...................................................................   20

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K................................................   20

SIGNATURES.................................................................   20

                                     PART I

ITEM 1 - BUSINESS

GENERAL

     San Jose International Inc. was incorporated in the State of Delaware on October 6, 1998. San Jose International, Inc.'s business plan is to become actively engaged in the business of marketing and selling custom-designed Spanish colonial doors, windows, frames and related door hardware catering to the wholesale home building industry then later expanding to the retail home building stores and specialty outlets. The Company plans to implement its business strategy by initially seeking artisans to design and manufacture cedar, oak and alder wood doors and frames in Spanish colonial style for sale through wholesale suppliers.

     San Jose International, Inc. has never had any bankruptcy, receivership, or similar proceedings. San Jose International, Inc. has never had any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

MISSION

     The mission of the Company is to create a profit by designing, marketing and selling cedar, oak and alder wood doors and frames initially in Spanish colonial style for sale through wholesale suppliers and then later expanding to the retail home building stores and specialty outlets.

PRODUCTS

     The Company intends to make available custom-sized doors in certain styles including cedar, oak and alder in natural finishes, frames and related door hardware accessories such as clavos nails, arrows and various ironwork designs on doors including handles and knobs in various styles and finishes.

MANUFACTURING AND OPERATIONS

     The Company is seeking appropriate artisans in Mexico and the United States concerning the design and manufacture of custom-designed doors in certain styles in natural finishes. The various style Spanish colonial doors can be made in cedar, oak and alder and the door accessories including clavos nails, handles, knobs, and specialty ironwork designs on the doors can be made of wrought iron. Currently the Company has located certain craftsmen in Mexico to manufacture two initial designs - the Quinto, a single Spanish-arched door with ironwork and clavos nails; and the Las Palmas, a double Spanish-arched door with intricate ironwork and glass on wooden door frame. The cost for the single-arched Quinto door including frame in standard 3 by 8 feet size is $1900 plus shipping. The cost for the double-arched Las Palmas door including frame in standard 6 by 8 feet size is $4,225 plus shipping. Prices will vary according to custom design and size. The Company plans to collect ten percent with order confirmations and full balance prior to shipment. Delivery of items will be made 60 - 90 days after shipment order is placed. Until distribution arrangements are in place, the Company will plan to have the manufacturer ship the doors and door frames on behalf of the Company.

SALES AND MARKETING

     The Company does not have any sales and marketing plan currently in place. However, the Company does intend to make the various doors, frames and accessories available through two primary sales channels: to wholesale suppliers and distributors for placement in retail outlets where doors, frames and door accessories are sold and through the Internet primarily through the Company's proposed web site. The Company currently does not operate a web site but plans to construct one at a later date which would include charging ability via credit card for purchases of doors, frames and door accessories. The Company believes that online retailing over the Internet will present the Company with a significant opportunity for the marketing and sale of its products and will enable the Company to significantly expand and diversity its customer base. The Company is seeking a contract distribution center that can ship the doors, frames and door accessories to various wholesale suppliers and distributors , but currently there are no distribution arrangements in place.

GOVERNMENTAL REGULATIONS

     The Company is unaware of need for governmental approval for its proposed business plan. The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

     The Company is currently not aware of any federal, state or local laws and regulations regulating the Internet at this time which would materially affect its proposed business activities.

     The Company is unaware of any environmental laws (federal, state, or local) that will have an effect on its proposed business.

     The Company has spent no money over the past two years on research and development.

     Currently, the Company has no employees excluding the current officer and director. Christopher Greenwood, an officer and director of the Company, is currently a full time student. (SEE ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT). The officer/director anticipates devoting, at most, 20 hours per month. This is only an estimation and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employers of the officers, directors, and the Company no assurance can be given that this will continue.

RISK FACTORS

     The Company is in the development stage and the market it intends to compete within is well established. There are several competitors within the marketplace that have significantly greater financial and management resources than the Company. The following section describes some of the risk factors specific to the Company. Individuals should carefully consider the following risk factors, in addition to the other information presented in this registration statement, when evaluating the Company's business plan. Any of the following risks could seriously harm the business and/or prevent the furtherance of the business.

RISKS PARTICULAR TO SAN JOSE INTERNATIONAL, INC.

A.   NO OPERATING HISTORY TO EVALUATE

     The  Company  was  incorporated  under the laws of the State of Delaware on
October 6, 1998. The Company's activities to date have been to prepare the Company's business strategy, and to date has not generated revenue. The Company has a limited operating history and must be considered in the early development stages of embarking upon a new venture. We are among many companies that have entered into the wholesale door and door products business. Our business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

     As of September 30, 2001, the Company had working capital of $2,083 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders.

     The Company has prepared audited financial statements as of September 30, 2001, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

C.   NO HISTORY OF OPERATIONS  AND EXPECT  OPERATING  LOSSES IN THE  FORESEEABLE
     FUTURE.

     The Company expects to incur operating losses for the foreseeable future and if we ever have operating profits, we may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees and lease more space as need arises. In addition, we plan to significantly increase our operating expenses to:

* developing a network of craftsmen to design and manufacture door, frames and door accessories;

* organizing wholesale suppliers and distributors of doors, frames and door accessories;

*    developing a web site for presentation of doors, frames and accessories.

     Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be even greater than we anticipate.

D. PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTOR OF THE COMPANY.

     The Company's performance and operating results are substantially dependent on the continued service and performance of its officer/director. The Company intends to hire additional sales and other personnel as they move forward with their business model, though competition for such personnel is intense. There can be no assurance that the Company can retain key employees, or to attract or retain highly qualified managerial personnel in the future. The loss of the services of the Company's key employee or the inability to attract and retain the necessary sales and other personnel, would likely limit the chances for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership the sole officer and director has over the company, which will not be significantly affected and may have a material adverse effect on future business progress. Furthermore, the current officer/director is a full-time student, which may take time from developing the business of the Company and effect the overall success.

E.   COMPETITION

     The Company will operate in a highly competitive environment. The Company competes with larger manufacturing companies who provide door products. Our competitors have greater financial, marketing, and distribution resources. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our products and their cost effectiveness. There is no assurance that we will be successful in that competition.

F.   LACK OF CASH DIVIDENDS

     The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

G.   WHOLESALE DISTRIBUTION; CAPITAL RESOURCE REQUIREMENTS.

     The Company presently plans to seek sales of its door products through certain wholesale suppliers and distributors within the next twelve months. In addition, the Company plans to develop its web site for Internet sales. Expenses needed to build an infrastructure to implement our business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or at all and might dilute current shareholders.

H. GROWTH AND ACQUISITION MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

     There can be no assurances that the proposed business model will be adequate to support any future operations. In addition, there is a risk that the company may not be able to expand their operations at the same rate as market demand may be created.

     If appropriate opportunities present themselves, the Company intends to seek out business opportunities to expand their door products business. The process of integrating and acquiring any business may result in operating difficulties and expenditures, which cannot be anticipated and may absorb significant management attention that would otherwise be available for further development of their existing business. Moreover, the anticipated benefits of any acquisition may be realized. Any future acquisition of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing which might not be available to the Company on favorable terms or at all and might dilute current shareholders. Additionally, the Company may not be able to successfully identify, negotiate or finance future acquisitions or to integrate acquisitions with the current proposed business.

I.   OTHER NON PUBLIC SALES OF SECURITIES

     As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

J.   NO ASSURANCE OF LIQUIDITY

     There is currently no public market for the Common Shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

K.   LOSS  OF  KEY  PERSONNEL   COULD  ADVERSELY   AFFECT  PROPOSED   OPERATIONS
     OPERATIONS.

     Our performance is greatly dependent on the performance of our management and director. The loss of the services of our executive officer/director could harm our business. The loss of our executive officer/director could have a negative impact on our reputation for expertise in the wholesale/Internet custom-door industry. Additionally as the company operations get underway, we must identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. Competition for highly skilled managerial, marketing and customer service personnel is intense. We may not be able to successfully attract, integrate or retain sufficiently qualified personnel, which failure could harm our business.

L.   LARGELY CONTROLLED BY MANAGEMENT

     Our Officer/director currently owns or controls a substantial majority of our outstanding common stock and thereby continues to be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

ITEM 2 - PROPERTIES

     The Company does not have any property and at this time has no agreements to acquire any property. The Company currently is provided sufficient space to do its present business by a director of the Company. Going forward, the Company plans to use the offices of the director, at no cost to the Company. Both parties have agreed to continue this arrangement until the Company begins operations and/or generates revenue.

ITEM 3 - LEGAL PROCEEDINGS

     The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment against any officer or director of the Company in her capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the year ended September 30, 2001.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

     There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau. No assurance can be given by the Company that any of the above events will occur.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

ITEM 6 - SELECTED FINANCIAL DATA

     As of September 30, 2001, the Company had working capital of $2,083 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

     As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance that company will not make other offers of its securities at different prices, when, in the company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

     The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations: and the financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following should be read in conjunction with our audited Consolidated Financial Statements included within.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     The Company has not generated revenues from its operating activities. The Company does not expect to generate positive cash flow from its wholesale/Internet custom-door operations. The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing visual media content within the next several months. There can be no assurance that the terms negotiated by the Company will be acceptable to potential partner companies and if favorable agreements cannot be made, it would have a material adverse impact on the Company.

PLAN OF OPERATIONS

     During the previous fiscal year, the Company has been in the design phase for a web site where it will offer the company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made.

COMPARISON OF FISCAL YEAR 2001 WITH FISCAL YEAR 2000

     Revenues for fiscal year 2001 were $0 compared with $0 in 2000. General and Administrative Expenses were $3,108 in 2001 and $0 in 2000. The Company does not consider this a material change. Net loss in 2001 $3,108 as against $0 in 2000. The Company does not consider this a material change. The Company had Total Assets of $3,244 at September 30, 2001 as compared to $5,635 at September 30, 2000. This decrease was due to loss on operations.

     As of September 30, 2001, the Company had working capital of $2,083 compared to $5,191 at September 30, 2000 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

     The Company has prepared audited financial statements as of September 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

     As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS - SEPTEMBER 30, 2001

INDEPENDENT AUDITORS' REPORT ..............................................   10

BALANCE SHEET .............................................................   11

STATEMENT OF OPERATIONS ...................................................   12

STATEMENT OF STOCKHOLDERS' EQUITY .........................................   13

STATEMENT OF CASH FLOW ....................................................   14

NOTES TO FINANCIAL STATEMENTS .............................................   15

                        [LETTERHEAD OF ARMANDO C. IBARRA]


To the Board of Directors of
San Jose International,  Inc.
 (A Development Stage Company)


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of San Jose International, Inc. (A Development Stage Company) as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of San Jose International, Inc.

An audit consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our audit, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra, CPA-APC
---------------------------------
Armando C. Ibarra, CPA-APC

November 29, 2001
Chula Vista, California

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                    YEAR ENDED      YEAR ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2001            2000
                                                     -------         -------
CURRENT ASSETS
  Cash                                               $ 3,244         $ 5,635
                                                     -------         -------
TOTAL CURRENT ASSETS                                   3,244           5,635
                                                     -------         -------
     TOTAL ASSETS                                    $ 3,244         $ 5,635
                                                     =======         =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $ 1,161         $   444
                                                     -------         -------
TOTAL CURRENT LIABILITIES                              1,161             444
                                                     -------         -------
     TOTAL LIABILITIES                                 1,161             444

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                0               0
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; 3,411,000
   shares issued and outstanding as of
   September 30, 2001 and 2000, respectively.)           341             341
  Additional paid-in capital                           8,294           8,294
  Deficit accumulated during development stage        (6,552)         (3,444)
                                                     -------         -------
TOTAL STOCKHOLDERS' EQUITY                             2,083           5,191
                                                     -------         -------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 3,244         $ 5,635
                                                     =======         =======

                       SEE NOTES TO FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                             OCTOBER 6, 1998
                                                                               (INCEPTION)
                                             YEAR ENDED       YEAR ENDED         THROUGH
                                            SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                2001             2000              2001
                                            -----------      -----------       -----------
REVENUES
  Revenues                                  $         0      $         0       $         0
                                            -----------      -----------       -----------
TOTAL REVENUES                                        0                0                 0

GENERAL & ADMINISTRATIVE EXPENSES                 3,108                0             6,552
                                            -----------      -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           3,108                0             6,552

NET LOSS                                    $    (3,108)     $         0       $    (6,552)
                                            ===========      ===========       ===========
BASIC LOSS PER SHARE                        $      0.00      $     0.00
                                            ===========      ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   3,411,000         917,831
                                            ===========      ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FROM OCTOBER 6, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001
--------------------------------------------------------------------------------


                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                            COMMON        ADDITIONAL      DURING
                                            COMMON          STOCK          PAID-IN      DEVELOPMENT
                                            STOCK           AMOUNT         CAPITAL         STAGE            TOTAL
                                          ----------      ----------      ----------    -----------      ----------
Begining balance                                   0      $        0      $        0     $        0      $        0

Stock issued for cash on October 6,
1998 @ $0.0001 per share                     100,000              10               0              0              10

Stock issued for cash on October 9,
1998 @ $0.001 per share                      165,000              17             149              0             165

Stock issued for cash on October 10,
1998 @ $0.01 per share                        12,000               1             119              0             120

Stock issued for services on December 1,
1998 @ $0.005 per share                      600,000              60           2,940              0           3,000

Net loss, October 6, 1998 (inception)
to Sepember 30, 1998                                                                         (3,000)         (3,000)
                                          ----------      ----------      ----------     ----------      ----------
BALANCE,  SEPTEMBER 30, 1998                 877,000              88           3,207         (3,000)            295
                                          ==========      ==========      ==========     ==========      ==========

Stock issued for cash on April 7,
1999 @  $0.01 per share                       34,000               3             337              0             340

Net loss,  September 30, 1999                                                                  (444)           (444)
                                          ----------      ----------      ----------     ----------      ----------
BALANCE,  SEPEMBER 30, 1999                  911,000              91           3,544         (3,444)            191
                                          ==========      ==========      ==========     ==========      ==========

Stock issued for cash on September 30,
2000 @ $0.002 per share                    2,500,000             250           4,750              0           5,000

Net loss,  September 30, 2000                                                                     0               0
                                          ----------      ----------      ----------     ----------      ----------
BALANCE,  SEPTEMBER 30, 2000               3,411,000             341           8,294         (3,444)          5,191
                                          ==========      ==========      ==========     ==========      ==========

Net loss,  September 30, 2001                                                                (3,108)         (3,108)
                                          ----------      ----------      ----------     ----------      ----------
BALANCE,  SEPTEMBER 30, 2001               3,411,000      $      341      $    8,294     $   (6,552)          2,083
                                          ==========      ==========      ==========     ==========      ==========

                       SEE NOTES TO FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 OCTOBER 6, 1998
                                                                                   (INCEPTION)
                                                 YEAR ENDED        YEAR ENDED        THROUGH
                                                SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                    2001              2000             2001
                                                  --------          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (3,108)         $      0         $ (6,552)
  Increase in accounts payable                         717                 0            1,161
  Common stock issued for services                       0                 0            3,000
                                                  --------          --------         --------
  NET CASH (USED) BY OPERATING ACTIVITIES           (2,391)                0           (2,391)

CASH FLOWS FROM INVESTING ACTIVITIES
  NET CASH PROVIDED BY INVESTING ACTIVITIES              0                 0                0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                           0                 0              341
  Additional paid-in capital                             0                 0            5,294
                                                  --------          --------         --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              0                 0            5,635
                                                  --------          --------         --------
  NET INCREASE / (DECREASE) IN CASH                 (2,391)                0            3,244

  CASH AT BEGINNING OF YEAR                          5,635             5,635                0
                                                  --------          --------         --------
  CASH AT END OF YEAR                             $  3,244          $  5,635         $  3,244
                                                  ========          ========         ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a fiscal year of September 30.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


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

NOTE 5. INCOME TAXES

                                            AS OF                   AS OF
                                      SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                      ------------------      ------------------
     Deferred tax assets:
     Net operating tax carryforwards       $  983                  $  517
                                           ------                  ------
     Other                                    -0-                     -0-
     Valuation allowance                     (983)                   (517)
                                           ------                  ------
     Net deferred tax assets               $  -0-                  $  -0-
                                           ======                  ======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998  Net Operating Loss              $ (3,000)
     1999  Net Operating Loss                  (444)
     2000  Net Operating Loss                    (0)
     2001  Net Operating Loss                (3,108)
                                           --------
           Net Operating Loss              $ (6,552)
                                           ========

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $ 6,552, which will expire through 2020.

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


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

As of September 30, 2001 the Company had 3,411,000 shares of common stock issued and outstanding.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of March 31, 2001.

       Name                 Age   Position               Term of Office
       ----                 ---   --------               --------------
Christopher Greenwood (1)   22    Director, President,   Until annual meeting of
                                  Secretary, Treasurer   stockholders

----------
(1) Christopher Greenwood's address is 207 Anapamu, Suite B, Santa Barbara, CA 93101.

     There are no other persons nominated or chosen to become Directors or Executive Officers, nor do we have any employees other than the above. There is no arrangement or understanding between any of our Directors or Officers pursuant to which they were elected to his office. The removal of a Director from the Board can be succeeded only by the following actions: (1) majority vote of the existing Directors; or (2) majority vote of the shareholders of record.

RESUMES:

     Christopher Greenwood - Director, President, Secretary and Treasurer. Christopher Greenwood has served as President, Secretary, Treasurer and Director of the Company since September, 2000. Since 2001, Mr. Greenwood is enrolled at the University of California, Santa Barbara seeking a BA in Economics. From 1999 to 2001, Mr. Greenwood has been currently enrolled in Santa Barbara City College, Santa Barbara majoring in Business. Prior to 1998, Mr. Greenwood was a full time student at College of the Desert, Palm Desert, and CA. Since, 1999, Mr. Greenwood has also worked part-time at White Castle Productions, Inc. as a researcher.

     The Company presently expects to conduct its annual meeting of shareholders and directors in October, 2001, at which time directors will again be elected. All directors serve for a period of one year, unless removed in accordance with our By-Laws.

POTENTIAL CONFLICTS OF INTEREST

     The Company's officer/director is currently a full-time student. Consequently, there are potential inherent conflicts of interest in acting as an officer/director of the Company. Insofar as the officer/director is engaged in other activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     A conflict may arise in the event that another company with which management is affiliated is formed and actively seeks business similar to that of the Company's business plan. Initially Mr. Greenwood will be responsible for seeking, evaluating, negotiating and consummating business partnerships with companies which may result in terms providing benefits to Mr. Greenwood.

     As Mr. Greenwood is engaged in other business activities, demands may be placed on the time of Mr. Greenwood which will detract from the amount of time she is able to devote to the Company. Mr. Greenwood intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Greenwood would not attend to other matters prior to those of the Company. Mr. Greenwood projects that initially, approximately twenty hours per month of her time will be spent on the related business activities of the Company. However, there are no assurances that twenty hours per month will be spent.

ITEM 11 - EXECUTIVE COMPENSATION

     The Officer of the Company has received no compensation, including no bonus or incentive plans - stock, cash, or otherwise. The Company plans to begin compensating the officer only at such time the Company is generating sufficient revenues. Presently, the Company has not established any dates or other requirements for the officer to begin receiving compensation. If, and when, the time is deemed appropriate for the officer to receive compensation, the matter will be brought before the Board of Directors to vote.

COMPENSATION OF DIRECTORS

     During the most recently completed financial year ended September 30, 2000, there was no compensation paid, by the Company to its director, for services as a director. There is no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for her service.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the Common Stock ownership as of September 30, 2001 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of September 30, 2001, there were 3,411,000 common shares outstanding.

                                                Beneficial Ownership of Shares
                                              ----------------------------------
       Name                                    Number      Percent*    Security
       ----                                    ------      --------    --------
Christopher Greenwood (1)                     2,500,000      73.3%      Common
President, Secretary and Director

Officers and Directors as a Group             2,500,000      73.3%      Common

----------
*    Rounded up to the nearest whole number.
(1) Christopher Greenwood's address is 207 Anapamu, Suite B, Santa Barbara, CA 93101. Mr. Greenwood is the direct owner as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 3,411,000 outstanding shares on September 30, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 6, 1998, the Company issued 100,000 common shares at $.001 per share to a former director and officer of the Company in consideration for $10.

     On September 30, 2000, the Company issued 2,500,000 common shares at $.002 per share to Mr. Christopher Greenwood, an officer and director of the company in consideration for $5,000.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements and Schedules required to be filed hereunder are indexed on page 12 hereof.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SAN JOSE INTERNATIONAL, INC.


                                        By: /s/ Christopher Greenwood
                                            ------------------------------------
                                            Christopher Greenwood
                                            Director and President

                                            Dated January 10, 2002