Form 10QSB
period 2001-12-31
SAN JOSE INTERNATIONAL INC
filed 2002-02-19
CIK 1141222

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common stock outstanding as of December 31, 2001.

ITEM 1. FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                Three Months
                                                                   Ended           Year Ended
                                                                 December 31,     September 30,
                                                                    2001              2001
                                                                  -------            -------
                                     ASSETS
CURRENT ASSETS
  Cash                                                            $ 1,184            $ 3,244
                                                                  -------            -------
TOTAL CURRENT ASSETS                                                1,184              3,244
                                                                  -------            -------

       TOTAL ASSETS                                               $ 1,184            $ 3,244
                                                                  =======            =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   546            $ 1,161
                                                                  -------            -------
TOTAL CURRENT LIABILITIES                                             546              1,161
                                                                  -------            -------
       TOTAL LIABILITIES                                              546              1,161

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized (20,000,000
   shares authorized; none issued and outstanding)                      0                  0
  Common stock $.0001 par value authorized (80,000,000
   shares authorized; 3,411,000 shares issued and
   outstanding as of December 31, 2001 and
   September 30, 2001, respectively)                                  341                341
  Additional paid-in capital                                        8,294              8,294
  Deficit accumulated during development stage                     (7,997)            (6,552)
                                                                  -------            -------
TOTAL STOCKHOLDERS' EQUITY                                            638              2,083
                                                                  -------            -------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 1,184            $ 3,244
                                                                  =======            =======

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                 October 6, 1998
                                             Three Months       Three Months       (inception)
                                                Ended              Ended            through
                                             December 31,       December 31,      December 31,
                                                 2001              2000              2001
                                             -----------       -----------        -----------
REVENUES
  Revenues                                   $         0       $         0        $         0
                                             -----------       -----------        -----------

TOTAL REVENUES                                         0                 0                  0

GENERAL & ADMINISTRATIVE EXPENSES                  1,445                 0              7,997
                                             -----------       -----------        -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES            1,445                 0              7,997
                                             -----------       -----------        -----------

NET LOSS                                     $    (1,445)      $         0        $    (7,997)
                                             ===========       ===========        ===========

BASIC LOSS PER SHARE                         $      0.00       $      0.00
                                             ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   3,411,000         3,411,000
                                             ===========       ===========

                          SAN JOSE INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through December 31, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                                Common     Additional     During
                                                 Common         Stock       Paid-in     Development
                                                  Stock         Amount      Capital        Stage        Total
                                                  -----         ------      -------        -----        -----
Beginning balance                                      0       $     0       $    0      $     0       $    0

Stock issued for cash on October 6,
1998 @ $0.0001 per share                         100,000            10            0            0           10

Stock issued for cash on October 9,
1998 @ $0.001 per share                          165,000            17          149            0          165

Stock issued for cash on October 10,
1998 @ $0.01 per share                            12,000             1          119            0          120

Stock issued for services on December 1,
1998 @ $0.005 per share                          600,000            60        2,940            0        3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                     (3,000)      (3,000)
                                              ----------       -------       ------      -------       ------
BALANCE, SEPTEMBER 30, 1998                      877,000            88        3,207       (3,000)         295
                                              ==========       =======       ======      =======       ======
Stock issued for cash on April 7,
1999 @  $0.01 per share                           34,000             3          337            0          340
Net loss,  September 30, 1999                                                               (444)        (444)
                                              ----------       -------       ------      -------       ------
BALANCE,  SEPTEMBER 30, 1999                     911,000            91        3,544       (3,444)         191
                                              ==========       =======       ======      =======       ======
Stock issued for cash on September 30,
2000 @ $0.002 per share                        2,500,000           250        4,750            0        5,000

Net loss,  September 30, 2000                                                                  0            0
                                              ----------       -------       ------      -------       ------
BALANCE,  SEPTEMBER 30, 2000                   3,411,000           341        8,294       (3,444)       5,191
                                              ==========       =======       ======      =======       ======

Net loss,  September 30, 2001                                                             (3,108)      (3,108)
                                              ----------       -------       ------      -------       ------
BALANCE,  SEPTEMBER 30, 2001                   3,411,000       $   341       $8,294      $(6,552)       2,083
                                              ==========       =======       ======      =======       ======

Net loss,  December 31, 2001                                                              (1,445)      (1,445)
                                              ----------       -------       ------      -------       ------
BALANCE,  DECEMBER 31, 2001                    3,411,000       $   341       $8,294      $(7,997)         638
                                              ==========       =======       ======      =======       ======

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                            October 6, 1998
                                                        Three Months       Three Months        (inception)
                                                          Ended              Ended              through
                                                        December 31,       December 31,       December 31,
                                                           2001               2000               2001
                                                         -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(1,445)            $     0            $(7,997)
  Increase (decrease) in accounts payable                   (615)                  0                546
  Common stock issued for services                             0                   0              3,000
                                                         -------             -------            -------

        NET CASH (USED) BY OPERATING ACTIVITIES           (2,060)                  0             (4,451)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY INVESTING ACTIVITIES              0                   0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                 0                   0                341
  Additional paid-in capital                                   0                   0              5,294
                                                         -------             -------            -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES              0                   0              5,635
                                                         -------             -------            -------

NET INCREASE / (DECREASE) IN CASH                         (2,060)                  0              1,184

CASH AT BEGINNING OF PERIOD                                3,244               5,635                  0
                                                         -------             -------            -------

CASH AT END OF PERIOD                                    $ 1,184             $ 5,635            $ 1,184
                                                         =======             =======            =======

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001

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

NOTE 5. INCOME TAXES


                                            As of                   As of
                                       December 31, 2001      September 30, 2001
                                       -----------------      ------------------
     Deferred tax assets:

     Net operating tax carryforwards        $ 217                   $ 983
                                            -----                   -----
     Other                                      0                       0

     Valuation allowance                     (217)                   (983)
                                            -----                   -----

     Net deferred tax assets                $   0                   $   0
                                            =====                   =====

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $(3,000)
     1999 Net Operating Loss                                          (444)
     2000 Net Operating Loss                                             0
     2001 Net Operating Loss                                        (3,108)
     2001 Net Operating Loss (1st. Qtr.)                            (1,445)
                                                                   -------
     Net Operating Loss                                            $(7,997)
                                                                   =======

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $7,997, which will expire 20 years from the date the loss was incurred.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001

NOTE 7. STOCK

Issuance of Stock:

On October 6, 1998, the Company issued 100,000 shares of common stock for cash valued at $0.0001 per share.

On October 9, 1998, the Company issued 165,000 shares of common stock for cash valued at $0.001 per share.

On October 10, 1998, the Company issued 12,000 shares of common stock for cash valued at $0.01 per share.

On December 1, 1998, the Company issued 600,000 shares of common stock for services valued at $0.005 per share.

On April 7, 1999, the Company issued 34,000 shares of common stock for cash valued at $0.01 per share.

On September 30, 2000, the Company issued 2,500,000 shares of common stock for cash valued at $0.002 per share.

As of September 30, 2001 the Company had 3,411,000 shares of common stock issued and outstanding.

As of December 31, 2001 the Company had 3,411,000 shares of common stock issued and outstanding.

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED DECEMBER 31, 2001.

     Revenues were -0- for the quarter ending December 31, 2001 and -0- for the same quarter ending 2000.

     Operating Expenses were $1,445 for the quarter ending December 31, 2001 and $-0- for the same quarter in 2000.

     The Company had an operating loss of $(1,445) for the quarter ending December 31, 2001 and ($-0-) for the same quarter in 2000.

     The Company has not generated revenues from operating activities during the quarter ending December 31, 2001. Management has been in the design phase for a web site where it will offer the Company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made.

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

ANALYSIS OF FINANCIAL CONDITION

     As of December 31, 2001, the Company had working capital of $638 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending December 31, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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


                                    SAN JOSE INTERNATIONAL, INC.


Date 02/18/02                       /s/ Christopher Greenwood
                                    ---------------------------------
                                    Christopher Greenwood
                                    President