Form 10QSB
period 2002-03-31
SAN JOSE INTERNATIONAL INC
filed 2002-05-20
CIK 1141222

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                 Quarterly report under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common stock outstanding as of March 31, 2002.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                                   As of             As of
                                                                  March 31,       September 30,
                                                                    2002              2001
                                                                   -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 1,146           $ 3,244
                                                                   -------           -------

TOTAL CURRENT ASSETS                                                 1,146             3,244
                                                                   -------           -------

       TOTAL ASSETS                                                $ 1,146           $ 3,244
                                                                   =======           =======


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $ 1,516           $ 1,161
                                                                   -------           -------

TOTAL CURRENT LIABILITIES                                            1,516             1,161
                                                                   -------           -------

       TOTAL LIABILITIES                                             1,516             1,161

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                      --                --
  Common stock ($.0001 par value, 80,000,000 shares
   authorized; 3,411,000 shares issued and outstanding)                341               341
  Additional paid-in capital                                         8,294             8,294
  Deficit accumulated during development stage                      (9,005)           (6,552)
                                                                   -------           -------

TOTAL STOCKHOLDERS' EQUITY                                            (370)            2,083
                                                                   -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 1,146           $ 3,244
                                                                   =======           =======

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

--------------------------------------------------------------------------------

                                                                                                      October 6, 1998
                                          Six Months     Six Months     Three Months    Three Months    (Inception)
                                            Ended          Ended           Ended           Ended         through
                                           March 31,      March 31,       March 31,       March 31,      March 31,
                                             2002           2001            2002            2001           2002
                                          ---------      -----------     ----------      ----------      --------
REVENUES
  Revenues                                $      --      $        --     $       --      $       --      $     --
                                          ---------      -----------     ----------      ----------      --------

TOTAL REVENUES                                   --               --             --              --            --

GENERAL & ADMINISTRATIVE EXPENSES             2,453               --          1,008              --         9,005
                                          ---------      -----------     ----------      ----------      --------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES       2,453               --          1,008              --         9,005
                                          ---------      -----------     ----------      ----------      --------

NET LOSS                                  $  (2,453)     $        --     $   (1,008)     $       --      $ (9,005)
                                          =========      ===========     ==========      ==========      ========

BASIC LOSS PER SHARE                      $    (0.00)    $       --      $    (0.00)     $       --
                                          ==========     ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        3,411,000      3,411,000       3,411,000       3,411,000
                                          ==========     ==========      ==========      ==========

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From October 6, 1998 (inception) through March 31, 2002

--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                         Common     Additional      During
                                           Common        Stock       Paid-in      Development
                                           Stock         Amount      Capital         Stage         Total
                                           -----         ------      -------         -----         -----
Beginning balance                               --        $ --        $   --        $    --       $    --

Stock issued for cash on
October 6, 1998 @ $0.0001 per share        100,000          10            --             --            10

Stock issued for cash on
October 9, 1998 @ $0.001 per share         165,000          17           149             --           165

Stock issued for cash on
October 10, 1998 @ $0.01 per share          12,000           1           119             --           120

Stock issued for services on
December 1, 1998 @ $0.005 per share        600,000          60         2,940             --         3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                (3,000)       (3,000)
                                         ---------        ----        ------        -------       -------
BALANCE,  SEPTEMBER 30, 1998               877,000          88         3,207         (3,000)          295
                                         =========        ====        ======        =======       =======
Stock issued for cash on
April 7, 1999 @ $0.01 per share             34,000           3           337             --           340

Net loss, September 30, 1999                                                           (444)         (444)
                                         ---------        ----        ------        -------       -------
BALANCE, SEPTEMBER 30, 1999                911,000          91         3,544         (3,444)          191
                                         =========        ====        ======        =======       =======
Stock issued for cash on
September 30, 2000 @ $0.002 per share    2,500,000         250         4,750             --         5,000

Net loss, September 30, 2000                                                             --            --
                                         ---------        ----        ------        -------       -------
BALANCE, SEPTEMBER 30, 2000              3,411,000         341         8,294         (3,444)        5,191
                                         =========        ====        ======        =======       =======
Net loss, September 30, 2001                                                         (3,108)       (3,108)
                                         ---------        ----        ------        -------       -------
BALANCE, SEPTEMBER 30, 2001              3,411,000         341         8,294         (6,552)        2,083
                                         =========        ====        ======        =======       =======
Net loss, March 31, 2002                                                             (2,453)       (2,453)
                                         ---------        ----        ------        -------       -------
BALANCE, MARCH 31, 2002                  3,411,000         341         8,294         (9,005)         (370)
                                         =========        ====        ======        =======       =======

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                                   October 6, 1998
                                       Six Months      Six Months    Three Months    Three Months    (Inception)
                                         Ended           Ended          Ended           Ended         through
                                        March 31,       March 31,      March 31,       March 31,      March 31,
                                          2002            2001           2002            2001           2002
                                        -------         -------        -------         -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(2,453)        $    --        $(1,008)        $    --        $(9,005)
  Increase in accounts payable              355              --            970              --          1,516
  Common stock issued for services           --              --             --              --          3,000
                                        -------         -------        -------         -------        -------

     NET CASH (USED) BY OPERATING
      ACTIVITIES                         (2,098)             --            (38)             --         (4,489)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY INVESTING
      ACTIVITIES                             --              --             --              --             --
                                        -------         -------        -------         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash               --              --             --              --            341
  Additional paid-in capital                 --              --             --              --          5,294
                                        -------         -------        -------         -------        -------

     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             --              --             --              --          5,635
                                        -------         -------        -------         -------        -------

NET INCREASE / (DECREASE) IN CASH        (2,098)             --            (38)             --          1,146

CASH AT BEGINNING OF PERIOD               3,244           5,635          1,184           5,635             --
                                        -------         -------        -------         -------        -------

CASH AT END OF PERIOD                   $ 1,146         $ 5,635        $ 1,146         $ 5,635        $ 1,146
                                        =======         =======        =======         =======        =======

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


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

NOTE 5. INCOME TAXES

                                         AS OF MARCH 31,     AS OF SEPTEMBER 30,
                                              2002                  2001
                                         ---------------     -------------------
     Deferred tax assets:
     Net operating loss carryforwards        $ 1,351              $   983
                                             -------              -------
     Other                                         0                    0

     Valuation allowance                      (1,351)                (983)
                                             -------              -------

     Net deferred tax assets                 $     0              $     0
                                             =======              =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 6.  SCHEDULE OF NET OPERATING LOSSES


     1998 Net Operating Loss                                      $(3,000)
     1999 Net Operating Loss                                         (444)
     2000 Net Operating Loss                                           (0)
     2001 Net Operating Loss                                       (3,108)
     2001 Net Operating Loss (2nd. Qtr.)                           (2,453)
                                                                  -------
     Net Operating Loss                                           $(9,005)
                                                                  =======

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $ 9,005, which will expire 20 years from the date the loss was incurred.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


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

As of March 31, 2002 the Company had 3,411,000 shares of common stock issued and outstanding.

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2002.

     Revenues were -0- for the quarter ending March 31, 2002 and -0- for the same quarter ending 2001.

     Operating Expenses were $1,008 for the quarter ending March 31, 2002 and $-0- for the same quarter in 2001.

     The Company has not generated revenues from operating activities during the quarter ending March 31, 2002. Management has been in the design phase for a web site where it will offer the Company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales of doors, frames and door accessories products within the next several months. To date, no sales have been made of the Company's products of doors, frames nor has the Company been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

     As of March 31, 2002, the Company had working capital of $(370) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending March 31, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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

                                    SAN JOSE INTERNATIONAL, INC.


Date 05/20/02                       /s/ Christopher Greenwood
                                    ------------------------------------------
                                    Christopher Greenwood
                                    President