Form 10QSB
period 2002-06-30
SAN JOSE INTERNATIONAL INC
filed 2002-08-19
CIK 1141222

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended June 30, 2002

                        Commission File number 000-32835


                          San Jose International, Inc.
                 (Name of Small Business Issuer in its Charter)


                  2321 Edgewater Drive, Santa Barbara, CA  93101
           (Address of Principal Executive Offices including Zip Code)


                                 (805) 564-7828
                (Issuer's Telephone Number, Including Area Code)


                  207 Anapamu, Suite B, Santa Barbara, CA  93101
              (Former Name, Former Address and Former Fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common stock outstanding as of June 30, 2002.

ITEM 1. FINANCIAL STATEMENTS

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                                  As of           As of
                                                                 June 30,      September 30,
                                                                   2002            2001
                                                                 -------         -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $   176         $ 3,244
                                                                 -------         -------
TOTAL CURRENT ASSETS                                                 176           3,244
                                                                 -------         -------

      TOTAL ASSETS                                               $   176         $ 3,244
                                                                 =======         =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $ 1,078         $ 1,161
                                                                 -------         -------
TOTAL CURRENT LIABILITIES                                          1,078           1,161
                                                                 -------         -------

      TOTAL LIABILITIES                                            1,078           1,161

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value,
   20,000,000 shares authorized; none
   issued and outstanding)                                            --              --
  Common stock ($.0001 par value,
   80,000,000 shares authorized; 3,411,000
   shares issued and outstanding)                                    341             341
  Additional paid-in capital                                       8,294           8,294
  Deficit accumulated during development stage                    (9,537)         (6,552)
                                                                 -------         -------
TOTAL STOCKHOLDERS' EQUITY                                          (902)          2,083
                                                                 -------         -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $   176         $ 3,244
                                                                 =======         =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

--------------------------------------------------------------------------------


                                                                                                 October 6, 1998
                                    Nine Months    Nine Months    Three Months    Three Months     (Inception)
                                       Ended          Ended           Ended           Ended          through
                                     June 30,       June 30,        June 30,        June 30,        June 30,
                                       2002           2001            2002            2001            2002
                                    -----------    -----------     -----------     -----------     -----------
REVENUES
  Revenues                          $        --    $        --     $        --     $        --     $        --
                                    -----------    -----------     -----------     -----------     -----------
TOTAL REVENUES                               --             --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES         2,985          1,550             532           1,550           9,537
                                    -----------    -----------     -----------     -----------     -----------

TOTAL GENERAL & ADMINISTRATIVE
 EXPENSES                                 2,985          1,550             532           1,550           9,537
                                    -----------    -----------     -----------     -----------     -----------

NET INCOME (LOSS)                   $    (2,985)   $    (1,550)    $      (532)    $    (1,550)    $    (9,537)
                                    ===========    ===========     ===========     ===========     ===========

BASIC EARNINGS (LOSS) PER SHARE     $     (0.00)   $     (0.00)    $     (0.00)    $     (0.00)
                                    ===========    ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            3,411,000      3,411,000       3,411,000       3,411,000
                                    ===========    ===========     ===========     ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through June 30, 2002

--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                            Common       Additional      During
                                             Common         Stock         Paid-in      Development
                                             Stock          Amount        Capital         Stage            Total
                                             -----          ------        -------         -----            -----
Beginning balance                                 --      $      --      $      --      $      --       $      --

Stock issued for cash on October
6, 1998 @ $0.0001 per share                  100,000             10             --             --              10

Stock issued for cash on October
9, 1998 @ $0.001 per share                   165,000             17            149             --             165

Stock issued for cash on October
10, 1998 @ $0.01 per share                    12,000              1            119             --             120

Stock issued for services on
December 1, 1998 @ $0.005 per share          600,000             60          2,940             --           3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                             00             00             00         (3,000)         (3,000)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE,  SEPTEMBER 30, 1998                 877,000             88          3,207         (3,000)            295
                                           =========      =========      =========      =========       =========
Stock issued for cash on April
7, 1999 @  $0.01 per share                    34,000              3            337             --             340

Net loss, September 30, 1999                      00             00             00           (444)           (444)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE, SEPTEMBER 30, 1999                  911,000             91          3,544         (3,444)            191
                                           =========      =========      =========      =========       =========
Stock issued for cash on September
30, 2000 @ $0.002 per share                2,500,000            250          4,750             --           5,000

Net loss, September 30, 2000                      00             00             00             --              --
                                           ---------      ---------      ---------      ---------       ---------
BALANCE, SEPTEMBER 30, 2000                3,411,000            341          8,294         (3,444)          5,191
                                           =========      =========      =========      =========       =========

Net loss, September 30, 2001                      00             00             00         (3,108)         (3,108)
                                           ---------      ---------      ---------      ---------       ---------
BALANCE, SEPTEMBER 30, 2001                3,411,000            341          8,294         (6,552)          2,083
                                           =========      =========      =========      =========       =========

Net loss, June 30, 2002                           00             00             00         (2,985)         (2,985)
                                           ---------      ---------      ---------      ---------       ---------

BALANCE, JUNE 30, 2002                     3,411,000      $     341      $   8,294      $  (9,537)      $    (902)
                                           =========      =========      =========      =========       =========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------


                                                                                                       October 6, 1998
                                              Nine Months   Nine Months   Three Months   Three Months    (Inception)
                                                 Ended         Ended          Ended          Ended         through
                                               June 30,      June 30,       June 30,       June 30,       June 30,
                                                 2002          2001           2002           2001           2002
                                              -----------   -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $(2,985)      $(1,550)      $  (532)       $(1,550)       $(9,537)
  Increase (decrease) in accounts payable           (83)           --          (438)            --          1,078
  Common stock issued for services                   --            --            --             --          3,000
                                                -------       -------       -------        -------        -------

      NET CASH (USED) BY OPERATING ACTIVITIES    (3,068)       (1,550)         (970)        (1,550)        (5,459)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED (USED) BY INVESTING
       ACTIVITIES                                    --            --            --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                       --            --            --             --            341
  Additional paid-in capital                         --            --            --             --          5,294
                                                -------       -------       -------        -------        -------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                    --            --            --             --          5,635
                                                -------       -------       -------        -------        -------

NET INCREASE (DECREASE) IN CASH                  (3,068)       (1,550)         (970)        (1,550)           176

CASH AT BEGINNING OF PERIOD                       3,244         5,635         1,146          5,635             --
                                                -------       -------       -------        -------        -------

CASH AT END OF PERIOD                           $   176       $ 4,085       $   176        $ 4,085        $   176
                                                =======       =======       =======        =======        =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

b. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. INCOME TAXES

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e. INCOME TAXES (CONT.)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective October 6, 1998 (inception).

Basic  earnings  (loss) per share  amount is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 5. INCOME TAXES

                                                             As of June 30, 2002
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 2,608
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,608
     Valuation allowance                                            (2,608)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

          1998 Net Operating Loss                                $ (3,000)
          1999 Net Operating Loss                                    (444)
          2000 Net Operating Loss                                      (0)
          2001 Net Operating Loss                                  (3,108)
          2002 Net Operating Loss (3rd. Qtr.)                      (2,985)
                                                                 --------

          Net Operating Loss                                     $ (9,537)
                                                                 ========

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $ 9,537, which will expire 20 years from the date the loss was incurred.

NOTE 7.   RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                          SAN JOSE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 8. STOCK

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

As of June 30, 2002 the Company had 3,411,000 shares of common stock issued and outstanding.

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

CONDITIONS AND RESULTS OF OPERATIONS.

NINE MONTHS ENDED JUNE 30, 2002.

     Revenues were -0- for the quarter ending June 30, 2002 and -0- for the same quarter ending 2001.

     Operating Expenses were $532 for the quarter ending June 30, 2002 and $1,550 for the same quarter in 2001.

     The Company had an operating loss of $(2,985) for the quarter ending June 30, 2002 and ($1,550) for the same quarter in 2001.

     The Company has not generated revenues from operating activities during the quarter ending June 30, 2002. Management has been in the design phase for a web site where it will offer the Company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made.

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

ANALYSIS OF FINANCIAL CONDITION

     As of June 30, 2002, the Company had working capital of ($902) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending June 30, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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


                                    SAN JOSE INTERNATIONAL, INC.


Date 08/15/02                       /s/ Christopher Greenwood
                                    ---------------------------------
                                    Christopher Greenwood
                                    President