Form 10KSB
period 2002-09-30
SAN JOSE INTERNATIONAL INC
filed 2002-12-26
CIK 1141222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2002

                        Commission File Number 000-32835


                          SAN JOSE INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                               33-0956433
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


207 Anapamu, Suite B, Santa Barbara, CA                             93101
(Address of principal Executive Offices)                          (Zip Code)


                                 (805)564-7828
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended September 30, 2002.

As of September 30, 2002, the registrant had 3,411,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

PART I.......................................................................  1
ITEM 1.  BUSINESS............................................................  1
ITEM 2.  PROPERTIES..........................................................  6
ITEM 3.  LEGAL PROCEEDINGS...................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............  6

PART II......................................................................  7
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................  7
ITEM 6.  SELECTED FINANCIAL DATA.............................................  8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................  8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 10
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.......................................................... 19

PART III..................................................................... 19
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 19
ITEM 11. EXECUTIVE COMPENSATION.............................................. 20
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 20
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 21

PART IV...................................................................... 21
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 21
SIGNATURES................................................................... 21

                                     PART I

ITEM 1 - BUSINESS GENERAL

San Jose International, Inc. was incorporated in the State of Delaware on October 6, 1998. San Jose International's business plan is to become actively engaged in the business of marketing and selling custom-designed Spanish colonial doors, windows, frames and related door hardware catering to the wholesale home building industry then later expanding to the retail home building stores and specialty outlets. The Company plans to implement its business strategy by initially seeking artisans to design and manufacture cedar, oak and alder wood doors and frames in Spanish colonial style for sale through wholesale suppliers. San Jose International has never had any bankruptcy, receivership, or similar proceedings. San Jose International has never had any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

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

MANUFACTURING AND OPERATIONS

The Company is seeking appropriate artisans in Mexico and the United States concerning the design and manufacture of custom-designed doors in certain styles in natural finishes. The various style Spanish colonial doors can be made in cedar, oak and alder and the door accessories including clavos nails, handles, knobs, and specialty ironwork designs on the doors can be made of wrought iron. Currently the Company has located certain craftsmen in Mexico to manufacture two initial designs - the Quinto, a single Spanish-arched door with ironwork and clavos nails; and the Las Palmas, a double Spanish-arched door with intricate ironwork and glass on wooden door frame. The cost for the single-arched Quinto door including frame in standard 3 by 8 feet size is $1,900 plus shipping. The cost for the double-arched Las Palmas door including frame in standard 6 by 8 feet size is $4,225 plus shipping. Prices will vary according to custom design and size. The Company plans to collect ten percent with order confirmations and full balance prior to shipment. Delivery of items will be made 60 - 90 days after shipment order is placed. Until distribution arrangements are in place, the Company will plan to have the manufacturer ship the doors and door frames on behalf of the Company.

SALES AND MARKETING

The Company does not have any sales and marketing plan currently in place. However, the Company does intend to make the various doors, frames and accessories available through two primary sales channels: to wholesale suppliers and distributors for placement in retail outlets where doors, frames and door accessories are sold and through the Internet primarily through the Company's proposed web site. The Company currently does not operate a web site but plans to construct one at a later date which would include charging ability via credit card for purchases of doors, frames and door accessories. The Company believes that online retailing over the Internet will present the Company with a significant opportunity for the marketing and sale of its products and will enable the Company to significantly expand and diversity its customer base. The Company is seeking a contract distribution center that can ship the doors, frames and door accessories to various wholesale suppliers and distributors, but currently there are no distribution arrangements in place.

GOVERNMENTAL REGULATIONS

The Company is unaware of the need for governmental approval for its proposed business plan. The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The Company is currently not aware of any federal, state or local laws and regulations regulating the Internet at this time which would materially affect its proposed business activities. The Company is unaware of any environmental laws (federal, state, or local) that will have an effect on its proposed business.

RESEARCH AND DEVELOPMENT

The Company has spent no money over the past two years on research and development. Currently, the Company has no employees excluding the current officer and director.

EMPLOYEES

Christopher Greenwood, an officer and director of the Company, is currently a full time student. (SEE ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT). The officer/director anticipates devoting, at most, 20 hours per month. This is only an estimation and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employers of the officers, directors, and the Company, no assurance can be given that this will continue.

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

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING
   CONCERN NOT ASSURED.

As of September 30, 2002, the Company had working capital of $146 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has prepared audited financial statements as of September 30, 2002, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

K. LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT PROPOSED OPERATIONS.

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

No matters were submitted to a vote of security holders during the year ended September 30, 2002.

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

ITEM 6 - SELECTED FINANCIAL DATA

As of September 30, 2002, the Company had working capital of $146 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance that company will not make other offers of its securities at different prices, when, in the company's discretion, such prices are deemed by the Company to be reasonable under the circumstances. The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

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

COMPARISON OF FISCAL YEAR 2002 WITH FISCAL YEAR 2001

Revenues for fiscal year 2002 were $0 compared with $0 in 2001. General and Administrative Expenses were $4,231 in 2002 and $3,108 in 2001. The Company does not consider this a material change. Net loss in 2002 $4,231 as against $3,108 in 2001. The Company does not consider this a material change. The Company had Total Assets of $146 at September 30, 2002 as compared to $3,244 at September 30, 2001. This decrease was due to loss on operations. As of September 30, 2002, the Company had working capital of -$2,148 compared to $2,083 at September 30, 2001 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company has prepared audited financial statements as of September 30, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                 Certified Public Accountants


To the Board of Directors of
San Jose International,  Inc.
(A Development Stage Company)

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of San Jose International, Inc. (A Development Stage Company) as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Jose International, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra, CPA-APC
-------------------------------
Armando C. Ibarra, CPA-APC

December 16, 2002
Chula Vista, California

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      Year Ended         Year Ended
                                                                     September 30,      September 30,
                                                                         2002               2001
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                $    146           $  3,244
                                                                       --------           --------

TOTAL CURRENT ASSETS                                                        146              3,244
                                                                       --------           --------

      TOTAL ASSETS                                                     $    146           $  3,244
                                                                       ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $  2,294           $  1,161
                                                                       --------           --------

TOTAL CURRENT LIABILITIES                                                 2,294              1,161
                                                                       --------           --------

      TOTAL LIABILITIES                                                   2,294              1,161

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized (20,000,000
   shares authorized; none issued and outstanding.)                          --                 --
  Common stock $.0001 par value authorized (80,000,000
   shares authorized; 3,411,000 shares issued and outstanding
   as of September 30, 2002 and 2001, respectively.)                        341                341
  Additional paid-in capital                                              8,294              8,294
  Deficit accumulated during development stage                          (10,783)            (6,552)
                                                                       --------           --------

TOTAL STOCKHOLDERS' EQUITY                                               (2,148)             2,083
                                                                       --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $    146           $  3,244
                                                                       ========           ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                              October 6, 1998
                                                                                (inception)
                                             Year Ended       Year Ended         through
                                            September 30,    September 30,     September 30,
                                                2002             2001             2002
                                            -----------       -----------      -----------
REVENUES
  Revenues                                  $        --       $        --      $        --
                                            -----------       -----------      -----------

TOTAL REVENUES                                       --                --               --

GENERAL & ADMINISTRATIVE EXPENSES                 4,231             3,108           10,783
                                            -----------       -----------      -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES           4,231             3,108           10,783

NET LOSS                                    $    (4,231)      $    (3,108)     $   (10,783)
                                            ===========       ===========      ===========

BASIC LOSS PER SHARE                        $     (0.00)      $     (0.00)
                                            ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,411,000         3,411,000
                                            ===========       ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through September 30, 2002
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                  Common      Additional     During
                                                   Common         Stock        Paid-in     Development
                                                    Stock         Amount       Capital        Stage        Total
                                                    -----         ------       -------        -----        -----
Beginning balance                                       --       $    --       $   --      $     --      $    --

Stock issued for cash on October 6, 1998
@ $0.0001 per share                                100,000            10           --            --           10

Stock issued for cash on October 9, 1998
@ $0.001 per share                                 165,000            17          149            --          165

Stock issued for cash on October 10, 1998
@ $0.01 per share                                   12,000             1          119            --          120

Stock issued for services on December 1, 1998
@ $0.005 per share                                 600,000            60        2,940            --        3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                               (3,000)       (3,000)
                                                 ---------       -------       ------      --------      -------
BALANCE, SEPTEMBER 30, 1998                        877,000            88        3,207        (3,000)         295
                                                 =========       =======       ======      ========      =======
Stock issued for cash on April 7, 1999
@  $0.01 per share                                  34,000             3          337            --          340

Net loss, September 30, 1999                          (444)         (444)
                                                 ---------       -------       ------      --------      -------
BALANCE, SEPTEMBER 30, 1999                        911,000            91        3,544        (3,444)         191
                                                 =========       =======       ======      ========      =======
Stock issued for cash on September 30, 2000
@ $0.002 per share                               2,500,000           250        4,750            --        5,000

Net loss, September 30, 2000                            --            --
                                                 ---------       -------       ------      --------      -------
BALANCE, SEPTEMBER 30, 2000                      3,411,000           341        8,294        (3,444)       5,191
                                                 =========       =======       ======      ========      =======

Net loss, September 30, 2001                        (3,108)       (3,108)
                                                 ---------       -------       ------      --------      -------
BALANCE, SEPTEMBER 30, 2001                      3,411,000           341        8,294        (6,552)       2,083
                                                 =========       =======       ======      ========      =======

Net loss,  September 30, 2002                       (4,231)       (4,231)
                                                 ---------       -------       ------      --------      -------
BALANCE, SEPTEMBER 30, 2002                      3,411,000       $   341       $8,294      $(10,783)     $(2,148)
                                                 =========       =======       ======      ========      =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              October 6, 1998
                                                                                                (inception)
                                                          Year Ended         Year Ended           through
                                                         September 30,      September 30,       September 30,
                                                             2002               2001               2002
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (4,231)          $ (3,108)          $(10,783)
  Increase in accounts payable                                1,133                717              2,294
  Common stock issued for services                               --                 --              3,000
                                                           --------           --------           --------

      NET CASH (USED) BY OPERATING ACTIVITIES                (3,098)            (2,391)            (5,489)
                                                           --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           --                 --                 --
                                                           --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                   --                 --                341
  Additional paid-in capital                                     --                 --              5,294
                                                           --------           --------           --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                  --                 --              5,635
                                                           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                              (3,098)            (2,391)               146

CASH AT BEGINNING OF YEAR                                     3,244              5,635                 --
                                                           --------           --------           --------

CASH AT END OF YEAR                                        $    146           $  3,244           $    146
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes paid                                        $     --           $     --           $     --
                                                           ========           ========           ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


NOTE 5. INCOME TAXES

                                                       As of September 30, 2002
                                                       ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                           $ 1,617
     Other                                                           0
                                                               -------
     Gross deferred tax assets                                   1,617
     Valuation allowance                                        (1,617)
                                                               -------

     Net deferred tax assets                                   $     0
                                                               =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

          1998 Net Operating Loss                              $ (3,000)
          1999 Net Operating Loss                                  (444)
          2000 Net Operating Loss                                    (0)
          2001 Net Operating Loss                                (3,108)
          2002 Net Operating Loss                                (4,231)
                                                               --------
          Net Operating Loss                                   $(10,783)
                                                               ========

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $ 10,783, which will expire 20 years from the date the loss was incurred.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

As of September 30, 2002 the Company had 3,411,000 shares of common stock issued and outstanding.

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher Greenwood, certify that:

1. I have reviewed this annual report on Form 10-KSB of San Jose International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day of December, 2002.

/s/ Christopher Greenwood
-------------------------------
Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher Greenwood, certify that:

1. I have reviewed this annual report on Form 10-KSB of San Jose International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 24th day of December, 2002.

/s/ Christopher Greenwood
-------------------------------
Chief Financial Officer

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of September 30, 2002.

         Name               Age         Position               Term of Office
         ----               ---         --------               --------------
Christopher Greenwood (1)   22     Director, President,    Until annual meeting
                                   Secretary, Treas.       of the Stockholders

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

RESUME

Christopher Greenwood - Director, President, Secretary and Treasurer.

Christopher Greenwood has served as President, Secretary, Treasurer and Director of the Company since September, 2000. Since 2001, Mr. Greenwood is enrolled at the University of California, Santa Barbara seeking a BA in Economics. From 1999 to 2001, Mr. Greenwood has been currently enrolled in Santa Barbara City College, Santa Barbara majoring in Business. Prior to 1998, Mr. Greenwood was a full time student at College of the Desert, Palm Desert, CA. Since, 1999, Mr. Greenwood has also worked part-time at White Castle Productions, Inc. as a researcher.

The Company presently expects to conduct its annual meeting of shareholders and directors in October 2002, at which time directors will again be elected. All directors serve for a period of one year, unless removed in accordance with our By-Laws.

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

COMPENSATION OF DIRECTORS

During the most recently completed financial year ended September 30, 2002, there was no compensation paid, by the Company to its director, for services as a director. There is no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for her service.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of September 30, 2002 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of September 30, 2002, there were 3,411,000 common shares outstanding.

Beneficial Ownership of Shares

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Financial Statements and Schedules required to be filed hereunder are indexed on page 10 hereof.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JOSE INTERNATIONAL, INC.


By: /s/ Christopher Greenwood
   --------------------------------
   Christopher Greenwood
   Director and President                              Dated: December 23, 2002