Form 10QSB
period 2002-12-31
SAN JOSE INTERNATIONAL INC
filed 2003-02-12
CIK 1141222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2002
                         Commission File Number 0-32835


                          SAN JOSE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         33-0956433
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             69-730 Highway 111, Suite 201B, Rancho Mirage, CA 92270
               (Address of Principal Executive Offices) (Zip Code)


                                 (760) 321-1712
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common Stock outstanding as of December 31, 2002.

PART 1. FINANCIAL INFORMATION

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of          Year Ended
                                                                 December 31,     September 30,
                                                                    2002              2002
                                                                  --------          --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    116          $    146
                                                                  --------          --------
TOTAL CURRENT ASSETS                                                   116               146
                                                                  --------          --------

      TOTAL ASSETS                                                $    116          $    146
                                                                  ========          ========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $  3,705          $  2,294
                                                                  --------          --------
TOTAL CURRENT LIABILITIES                                            3,705             2,294
                                                                  --------          --------

      TOTAL LIABILITIES                                              3,705             2,294

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
     issued and outstanding.)                                           --                --
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; 3,411,000
    shares issued and outstanding as of December 31,
    2002 and September 30, 2002)                                       341               341
  Additional paid-in capital                                         8,294             8,294
  Deficit accumulated during development stage                     (12,224)          (10,783)
                                                                  --------          --------
TOTAL STOCKHOLDERS' EQUITY                                          (3,589)           (2,148)
                                                                  --------          --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $    116          $    146
                                                                  ========          ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                              October 6, 1998
                                           Three Months      Three Months       (inception)
                                              Ended              Ended            through
                                           December 31,      December 31,       December 31,
                                               2002              2001              2002
                                            -----------       -----------       -----------
REVENUES
  Revenues                                  $        --       $        --       $        --
                                            -----------       -----------       -----------

TOTAL REVENUES                                       --                --                --

GENERAL & ADMINISTRATIVE EXPENSES                 1,441             1,445            12,224
                                            -----------       -----------       -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES           1,441             1,445            12,224
                                            -----------       -----------       -----------

NET LOSS                                    $    (1,441)      $    (1,445)      $   (12,224)
                                            ===========       ===========       ===========

BASIC LOSS PER SHARE                        $     (0.00)      $     (0.00)
                                            ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,411,000         3,411,000
                                            ===========       ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through December 31, 2002
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                        Common     Additional      During
                                            Common      Stock       Paid-in     Development
                                            Stock       Amount      Capital        Stage        Total
                                            -----       ------      -------        -----        -----
Beginning balance                                --     $    --      $   --      $     --      $    --

Stock issued for cash on October 6,
1998 @ $0.0001 per share                    100,000          10          --            --           10

Stock issued for cash on October 9,
1998 @ $0.001 per share                     165,000          17         149            --          165

Stock issued for cash on October 10,
1998 @ $0.01 per share                       12,000           1         119            --          120

Stock issued for services on December 1,
1998 @ $0.005 per share                     600,000          60       2,940            --        3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                              (3,000)      (3,000)
                                         ----------     -------      ------      --------      -------
BALANCE, SEPTEMBER 30, 1998                 877,000          88       3,207        (3,000)         295
                                         ==========     =======      ======      ========      =======
Stock issued for cash on April 7,
1999 @ $0.01 per share                       34,000           3         337            --          340

Net loss, September 30, 1999                                                         (444)        (444)
                                         ----------     -------      ------      --------      -------
BALANCE, SEPTEMBER 30, 1999                 911,000          91       3,544        (3,444)         191
                                         ==========     =======      ======      ========      =======
Stock issued for cash on September 30,
2000 @ $0.002 per share                   2,500,000         250       4,750            --        5,000

Net loss, September 30, 2000                                                           --           --
                                         ----------     -------      ------      --------      -------
BALANCE, SEPTEMBER 30, 2000               3,411,000         341       8,294        (3,444)       5,191
                                         ==========     =======      ======      ========      =======

Net loss, September 30, 2001                                                       (3,108)      (3,108)
                                         ----------     -------      ------      --------      -------
BALANCE, SEPTEMBER 30, 2001               3,411,000         341       8,294        (6,552)       2,083
                                         ==========     =======      ======      ========      =======

Net loss, September 30, 2002                                                       (4,231)      (4,231)

BALANCE, SEPTEMBER 30, 2002               3,411,000         341       8,294       (10,783)      (2,148)
                                         ==========     =======      ======      ========      =======

Net loss, December 31, 2002                                                        (1,441)      (1,441)
                                         ----------     -------      ------      --------      -------

BALANCE, DECEMBER 31, 2002                3,411,000     $   341      $8,294      $(12,224)     $(3,589)
                                         ==========     =======      ======      ========      =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                      October 6, 1998
                                                   Three Months      Three Months       (inception)
                                                      Ended              Ended            through
                                                   December 31,      December 31,       December 31,
                                                       2002              2001              2002
                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (1,441)         $ (1,445)         $(12,224)
  Increase (decrease) in accounts payable                1,411              (615)            3,705
  Common stock issued for services                          --                --             3,000
                                                      --------          --------          --------

     NET CASH (USED) BY OPERATING ACTIVITIES               (30)           (2,060)           (5,519)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY INVESTING ACTIVITIES              --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                              --                --               341
  Additional paid-in capital                                --                --             5,294
                                                      --------          --------          --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES              --                --             5,635
                                                      --------          --------          --------

NET INCREASE / (DECREASE) IN CASH                          (30)           (2,060)              116

CASH AT BEGINNING OF PERIOD                                146             3,244                --
                                                      --------          --------          --------

CASH AT END OF PERIOD                                 $    116          $  1,184          $    116
                                                      ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                       $     --          $     --          $     --
                                                      ========          ========          ========
  Income taxes paid                                   $     --          $     --          $     --
                                                      ========          ========          ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002

NOTE 5. INCOME TAXES

                                                         As of December 31, 2002
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 1,834
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     1,834
     Valuation allowance                                          (1,834)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1997 Net Operating Loss                                     $ (3,000)
     1998 Net Operating Loss                                         (444)
     1999 Net Operating Loss                                           (0)
     2000 Net Operating Loss                                       (3,108)
     2001 Net Operating Loss                                       (4,231)
     2002 Net Operating Loss  (1st quarter)                        (1,441)
                                                                 --------

     Net Operating Loss                                          $(12,224)
                                                                 ========

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $ 12,224, which will expire 20 years from the date the loss was incurred.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002

NOTE 8. STOCK TRANSACTIONS

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

As of December 31, 2002 the Company had 3,411,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED DEC. 31, 2002

Revenues were -0- for the quarter ending December 31, 2002 and -0- for the same quarter ending 2001. Operating Expenses were $1,441 for the three months ended December 31, 2002 and $1,445 for the same period in 2001. The Company has been in the design phase for a web site where it will offer the company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

RISK FACTORS

1. LIMITED HISTORY OF OPERATIONS

The Company was incorporated under the laws of the State of Delaware on October 6, 1998 and has had limited operations to date. Therefore the Company must be considered in the early development stages of embarking upon a new venture. The Company has had no revenues to date. The Company's business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets of providing services on the Internet. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of December 31, 2002, the Company had working capital of $116 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. THE COMPANY HAS NO SIGNIFICANT HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The Company plans to hire additional employees and lease space for its corporate offices as the need arises. Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the Company's operating losses will be even greater than anticipated.

4. THE PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTORS OF THE COMPANY

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The loss of the services of the Company's key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the changes for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership of the officer and directors have over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and directors are involved with other employment other than that of the Company, which may take time from development the business of the Company and effect the overall success.

5. COMPETITION

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

6. LACK OF CASH DIVIDENDS

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

7. CAPITAL RESOURCE REQUIREMENTS

The Company presently plans to complete its development and design of its digital Internet web site. Expenses needed to build an infrastructure to implement its business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing, which might be available to the Company on favorable terms or at all and might dilute current shareholders.

8. GROWTH MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

There can be no assurances that the Company's proposed business model will be adequate to support any future operations. In addition, there is a risk that the Company may not be able to expand their operations at the same rate as market demand may be created.

9. SHARES SUBJECT TO RULE 144

On December 31, 2002, the Company had 3,411,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

10. OTHER NON-PUBLIC SALES OF SECURITIES

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

11. NO ASSURANCE OF LIQUIDITY

There is currently no public market for the common shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

12. WE FACE THE LOSS OF KEY PERSONNEL WHICH COULD ADVERSELY AFFECT PROPOSED OPERATIONS

The Company's performance is greatly dependent on the performance of its management. The loss of the services of our executive officer or directors could harm the Company's business. The Company's officer has some expertise in buying and selling doors, and the loss of the Company's officer or directors could have a negative impact on the Company's reputation for expertise in the industry.

13. THE COMPANY IS LARGELY CONTROLLED BY MANAGEMENT

The Company's officer and directors currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        99.1  Certification of Chief Executive Officer
        99.2  Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


SAN JOSE INTERNATIONAL, INC.

Date: 02/12/03


By: /s/ Christopher Greenwood
------------------------------------------
Christopher Greenwood, President

                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Christopher Greenwood, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  San  Jose
International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of February, 2003.


/s/ Christopher Greenwood
--------------------------------
Chief Executive Officer

                       Quarterly Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Christopher Greenwood, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  San  Jose
International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of February, 2003.


/s/ Christopher Greenwood
--------------------------------
Chief Financial Officer