Form 10QSB
period 2003-03-31
SAN JOSE INTERNATIONAL INC
filed 2003-05-15
CIK 1141222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common Stock outstanding as of March 31, 2003.

                         PART I - FINANCIAL INFORMATION

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of         Year Ended
                                                                      March 31,      September 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     86         $    146
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                        86              146
                                                                      --------         --------
      TOTAL ASSETS                                                    $     86         $    146
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  4,580         $  2,294
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                4,580            2,294
                                                                      --------         --------
      TOTAL LIABILITIES                                                  4,580            2,294

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                          --               --
  Common stock ($.0001 par value, 80,000,000 shares
   authorized; 3,411,000 shares issued and outstanding)                    341              341
  Additional paid-in capital                                             8,294            8,294
  Deficit accumulated during development stage                         (13,129)         (10,783)
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (4,494)          (2,148)
                                                                      --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $     86         $    146
                                                                      ========         ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                   October 6, 1998
                                         Six Months     Six Months    Three Months   Three Months    (Inception)
                                           Ended          Ended          Ended          Ended          through
                                          March 31,      March 31,      March 31,     March 31,       March 31,
                                            2003           2002          2003           2002            2003
                                         ----------     ----------     ----------     ----------      ---------
REVENUES
  Revenues                               $       --     $       --     $       --     $       --      $      --
                                         ----------     ----------     ----------     ----------      ---------
TOTAL REVENUES                                   --             --             --             --             --

GENERAL & ADMINISTRATIVE EXPENSES             2,346          2,453            905          1,008         13,129
                                         ----------     ----------     ----------     ----------      ---------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       2,346          2,453            905          1,008         13,129
                                         ----------     ----------     ----------     ----------      ---------

NET LOSS                                 $   (2,346)    $   (2,453)    $     (905)    $   (1,008)     $ (13,129)
                                         ==========     ==========     ==========     ==========      =========

BASIC LOSS PER SHARE                     $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                         ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,411,000      3,411,000      3,411,000      3,411,000
                                         ==========     ==========     ==========     ==========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From October 6, 1998 (inception) through March 31, 2003
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                          Common      Additional      During
                                            Common         Stock        Paid-in    Development
                                            Stock          Amount       Capital       Stage         Total
                                            -----          ------       -------       -----         -----

Beginning balance                                --       $    --       $   --      $     --       $    --

Stock issued for cash on October 6,
1998 @ $0.0001 per share                    100,000            10           --            --            10

Stock issued for cash on October 9,
1998 @ $0.001 per share                     165,000            17          149            --           165

Stock issued for cash on October 10,
1998 @ $0.01 per share                       12,000             1          119            --           120

Stock issued for services on December 1,
1998 @ $0.005 per share                     600,000            60        2,940            --         3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                 (3,000)       (3,000)
                                         ----------       -------       ------      --------       -------

BALANCE, SEPTEMBER 30, 1998                 877,000            88        3,207        (3,000)          295
                                         ==========       =======       ======      ========       =======
Stock issued for cash on April 7,
1999 @ $0.01 per share                       34,000             3          337            --           340

Net loss, September 30, 1999                                                            (444)         (444)
                                         ----------       -------       ------      --------       -------

BALANCE, SEPTEMBER 30, 1999                 911,000            91        3,544        (3,444)          191
                                         ==========       =======       ======      ========       =======
Stock issued for cash on September 30,
2000 @ $0.002 per share                   2,500,000           250        4,750            --         5,000

Net loss, September 30, 2000                                                              --            --
                                         ----------       -------       ------      --------       -------

BALANCE, SEPTEMBER 30, 2000               3,411,000           341        8,294        (3,444)        5,191
                                         ==========       =======       ======      ========       =======
Net loss, September 30, 2001                                                          (3,108)       (3,108)
                                         ----------       -------       ------      --------       -------

BALANCE, SEPTEMBER 30, 2001               3,411,000           341        8,294        (6,552)        2,083
                                         ==========       =======       ======      ========       =======
Net loss, September 30, 2002                                                          (4,231)       (4,231)
                                         ----------       -------       ------      --------       -------

BALANCE, SEPTEMBER 30, 2002               3,411,000           341        8,294       (10,783)       (2,148)
                                         ==========       =======       ======      ========       =======
Net loss, March 31, 2003                                                              (2,346)       (2,346)
                                         ----------       -------       ------      --------       -------

BALANCE, MARCH 31, 2003                   3,411,000       $   341       $8,294      $(13,129)      $(4,494)
                                         ==========       =======       ======      ========       =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     October 6, 1998
                                           Six Months     Six Months    Three Months   Three Months     (Inception)
                                              Ended          Ended         Ended           Ended          through
                                            March 31,      March 31,      March 31,      March 31,        March 31,
                                              2003           2002           2003           2002             2003
                                            --------       --------       --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         $ (2,346)      $ (2,453)      $   (905)       $ (1,008)       $(13,129)
  Increase (decrease) in accounts payable      2,286            355            875             970           4,580
  Common stock issued for services                --             --             --              --           3,000
                                            --------       --------       --------        --------        --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                       (60)        (2,098)           (30)            (38)         (5,549)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                        --             --             --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                    --             --             --              --             341
  Additional paid-in capital                      --             --             --              --           5,294
                                            --------       --------       --------        --------        --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                        --             --             --              --           5,635
                                            --------       --------       --------        --------        --------

NET INCREASE (DECREASE) IN CASH                  (60)        (2,098)           (30)            (38)             86

CASH AT BEGINNING OF PERIOD                      146          3,244            116           1,184              --
                                            --------       --------       --------        --------        --------

CASH AT END OF PERIOD                       $     86       $  1,146       $     86        $  1,146        $     86
                                            ========       ========       ========        ========        ========

                       See Notes to Financial Statements

                          San Jose International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

                          San Jose International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

                          San Jose International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


NOTE 5. INCOME TAXES

                                                            As of March 31, 2003
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 1,969
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       1,969
     Valuation allowance                                            (1,969)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES


     1997 Net Operating Loss                                      $ (3,000)
     1998 Net Operating Loss                                          (444)
     1999 Net Operating Loss                                            (0)
     2000 Net Operating Loss                                        (3,108)
     2001 Net Operating Loss                                        (4,231)
     2002 Net Operating Loss  (2nd. quarter)                        (2,346)
                                                                  --------
     Net Operating Loss                                           $(13,129)
                                                                  ========

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $ 13,054, which will expire 20 years from the date the loss was incurred.

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

                          San Jose International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

As of March 31, 2003 the Company had 3,411,000 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED MARCH 31, 2003

Revenues were -0- for the quarter ending March 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $2,346 for the six months ended March 31, 2003 and $2,453 for the same period in 2002. The Company has been in the design phase for a web site where it will offer the company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of March 31, 2003, the Company had working capital of $86 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

4. THE PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTORS OF THE COMPANY

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The loss of the services of the Company`s key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the changes for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership of the officer and directors have over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and directors are involved with other employment other than that of the Company, which may take time from development the business of the Company and effect the overall success.

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

9. SHARES SUBJECT TO RULE 144

On March 31, 2003, the Company had 3,411,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

                           PART II - OTHER INFORMATION

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

SAN JOSE INTERNATIONAL, INC.

Date: 05/14/03


By: /s/ Christopher Greenwood
------------------------------------
Christopher Greenwood, President

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

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As he registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

/s/ Christopher Greenwood
------------------------------
Chief Executive Officer

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

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

/s/ Christopher Greenwood
------------------------------
Chief Financial Officer