Form 10QSB
period 2003-06-30
SAN JOSE INTERNATIONAL INC
filed 2003-08-07
CIK 1141222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common Stock outstanding as of June 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------


                                                                       As of          Year Ended
                                                                      June 30,       September 30,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     56         $    146
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                        56              146
                                                                      --------         --------

      TOTAL ASSETS                                                    $     56         $    146
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $  6,025         $  2,294
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                6,025            2,294
                                                                      --------         --------

      TOTAL LIABILITIES                                                  6,025            2,294

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value,
   20,000,000 shares authorized; none
   issued and outstanding)                                                  --               --
  Common stock ($.0001 par value, 80,000,000 shares
   authorized; 3,411,000 shares issued and outstanding as
   of June 30, 2003 and September 30, 2002, respectively)                  341              341
  Additional paid-in capital                                             8,294            8,294
  Deficit accumulated during development stage                         (14,604)         (10,783)
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (5,969)          (2,148)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $     56         $    146
                                                                      ========         ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                    October 6, 1998
                                         Nine Months    Nine Months    Three Months   Three Months    (Inception)
                                            Ended          Ended          Ended          Ended          through
                                           June 30,       June 30,       June 30,       June 30,        June 30,
                                             2003           2002           2003           2002            2003
                                          ----------     ----------     ----------     ----------      ----------
REVENUES
  Revenues                                $       --     $       --     $       --     $       --      $       --
                                          ----------     ----------     ----------     ----------      ----------

TOTAL REVENUES                                    --             --             --             --              --

GENERAL & ADMINISTRATIVE EXPENSES              3,821          2,985          1,475            532          14,604
                                          ----------     ----------     ----------     ----------      ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES        3,821          2,985          1,475            532          14,604
                                          ----------     ----------     ----------     ----------      ----------

NET LOSS                                  $   (3,821)    $   (2,985)    $   (1,475)    $     (532)     $  (14,604)
                                          ==========     ==========     ==========     ==========      ==========

BASIC LOSS PER SHARE                      $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                          ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,411,000      3,411,000      3,411,000      3,411,000
                                          ==========     ==========     ==========     ==========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                    Accumulated
                                                            Common      Additional    During
                                             Common         Stock        Paid-in    Development
                                             Stock          Amount       Capital       Stage          Total
                                             -----          ------       -------       -----          -----
Beginning balance                                 --       $    --       $   --      $     --       $    --

Stock issued for cash on October 6,
1998 @ $0.0001 per share                     100,000            10           --            --            10

Stock issued for cash on October 9,
1998 @ $0.001 per share                      165,000            17          149            --           165

Stock issued for cash on October 10,
1998 @ $0.01 per share                        12,000             1          119            --           120

Stock issued for services on December 1,
1998 @ $0.005 per share                      600,000            60        2,940            --         3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                  (3,000)       (3,000)
                                          ----------       -------       ------      --------       -------
BALANCE, SEPTEMBER 30, 1998                  877,000            88        3,207        (3,000)          295
                                          ==========       =======       ======      ========       =======
Stock issued for cash on April 7,
1999 @  $0.01 per share                       34,000             3          337            --           340

Net loss, September 30, 1999                                                             (444)         (444)
                                          ----------       -------       ------      --------       -------
BALANCE, SEPTEMBER 30, 1999                  911,000            91        3,544        (3,444)          191
                                          ==========       =======       ======      ========       =======
Stock issued for cash on September 30,
2000 @ $0.002 per share                    2,500,000           250        4,750            --         5,000

Net loss, September 30, 2000                                                               --            --
                                          ----------       -------       ------      --------       -------
BALANCE, SEPTEMBER 30, 2000                3,411,000           341        8,294        (3,444)        5,191
                                          ==========       =======       ======      ========       =======
Net loss, September 30, 2001                                                           (3,108)       (3,108)
                                          ----------       -------       ------      --------       -------
BALANCE, SEPTEMBER 30, 2001                3,411,000           341        8,294        (6,552)        2,083
                                          ==========       =======       ======      ========       =======
Net loss, September 30, 2002                                                           (4,231)       (4,231)
                                          ----------       -------       ------      --------       -------
BALANCE, SEPTEMBER 30, 2002                3,411,000           341        8,294       (10,783)       (2,148)
                                          ==========       =======       ======      ========       =======
Net loss, June 30, 2003                                                                (3,821)       (3,821)
                                          ----------       -------       ------      --------       -------
BALANCE, JUNE 30, 2003                     3,411,000       $   341       $8,294      $(14,604)      $(5,969)
                                          ==========       =======       ======      ========       =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     October 6, 1998
                                            Nine Months   Nine Months    Three Months   Three Months   (Inception)
                                               Ended         Ended          Ended          Ended         through
                                              June 30,      June 30,       June 30,       June 30,       June 30,
                                                2003          2002           2003           2002           2003
                                             ----------    ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $ (3,821)      $ (2,985)      $ (1,475)      $   (532)      $(14,604)
  Increase (decrease) in accounts payable       3,731            (83)         1,445           (438)         6,025
  Common stock issued for services                 --             --             --             --          3,000
                                             --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                        (90)        (3,068)           (30)          (970)        (5,579)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                         --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                     --             --             --             --            341
  Additional paid-in capital                       --             --             --             --          5,294
                                             --------       --------       --------       --------       --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                         --             --             --             --          5,635
                                             --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                   (90)        (3,068)           (30)          (970)            56

CASH AT BEGINNING OF PERIOD                       146          3,244             86          1,146             --
                                             --------       --------       --------       --------       --------

CASH AT END OF PERIOD                        $     56       $    176       $     56       $    176       $     56
                                             ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                              $     --       $     --       $     --       $     --
                                             ========       ========       ========       ========
  Income taxes paid                          $     --       $     --       $     --       $     --
                                             ========       ========       ========       ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 5. INCOME TAXES

                                                             As of June 30, 2003
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 2,191
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,191
     Valuation allowance                                            (2,191)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1997 Net Operating Loss                                       $ (3,000)
     1998 Net Operating Loss                                           (444)
     1999 Net Operating Loss                                             (0)
     2000 Net Operating Loss                                         (3,108)
     2001 Net Operating Loss                                         (4,231)
     2002 Net Operating Loss  (nine months)                          (3,821)
                                                                   --------
     Net Operating Loss                                            $(14,604)
                                                                   ========

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $ 14,604, which will expire 20 years from the date the loss was incurred.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


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

As of June 30, 2003 the Company had 3,411,000 shares of common stock issued and outstanding.

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

CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED JUNE 30, 2003

Revenues were -0- for the quarter ending June 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $3,821 for the nine months ended June 30, 2003 and $2,985 for the same period in 2002. The Company has been in the design phase for a web site where it will offer the company's products of doors and frames to consumers and businesses on the Internet. The Company continues to seek wholesale suppliers and distributors for placement of its products in retail outlets where doors, frames and door accessories are sold. Thus far, no contractual arrangements have been made. The Company continues to seek wholesale suppliers of hardware door accessories including clavos nails, arrows, handles, knobs in various styles and finishes for sale in its product line. Thus far, no contractual arrangements have been made. The Company plans to fund the growth and expansion of its business by earning profits through sales of it products and by the sale of its securities through private placements.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of June 30, 2003, the Company had working capital of $56 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

9. SHARES SUBJECT TO RULE 144

On June 30, 2003, the Company had 3,411,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

ITEM 3 - CONTROLS AND PROCEDURES

San Jose's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, San Jose had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to San Jose's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         31.1  302 Certification of Chief Executive Officer
         31.2  302 Certification of Chief Financial Officer
         32.1  906 Certification of Chief Executive Officer
         32.2  906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JOSE INTERNATIONAL, INC.
Date: 08/06/03


By: /s/ Christopher Greenwood
   ----------------------------------
Christopher Greenwood, President