Form 10KSB
period 2003-09-30
SAN JOSE INTERNATIONAL INC
filed 2003-12-19
CIK 1141222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2003

                        Commission File Number 000-32835


                          SAN JOSE INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


         DELAWARE                                                33-0956433
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


988 Miramonte Dr. #6, Santa Barbara, CA                           93101
(Address of principal Executive Offices)                        (Zip Code)


                                 (805)564-7828
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended September 30, 2003.

As of September 30, 2003, the registrant had 3,411,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

PART I.................................................................  1

ITEM 1.  BUSINESS......................................................  1
ITEM 2.  PROPERTIES....................................................  6
ITEM 3.  LEGAL PROCEEDINGS.............................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........  6


PART II................................................................  7

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...........................................  7
ITEM 6.  SELECTED FINANCIAL DATA.......................................  8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................  8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 10
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE.......................................... 19


PART III............................................................... 19

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 19
ITEM 11. EXECUTIVE COMPENSATION........................................ 20
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.................................................... 20
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............... 21


PART IV................................................................ 21

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K...................................................... 21


SIGNATURES............................................................. 22

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

EMPLOYEES

Christopher Greenwood, an officer and director of the Company, is currently a full time student. (SEE ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT). The officer/director anticipates devoting, at most, 20 hours per month. This is only an estimate and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employers of the officers, directors, and the Company, no assurance can be given that this will continue.

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

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

As of September 30, 2003, the Company had working capital of $20 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has prepared audited financial statements as of September 30, 2003, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

If we are unsuccessful in implementing our business plan during the next twelve months, we may need to seek out business opportunities that allow us to expand our business and protect our shareholders' investment. We might investigate the possibilities of acquiring another business, or a merger. However, acquiring another businesses or a merger might require the Company to obtain additional equity or debt financing. Due to our financial position, we may be unable to secure funding, or such funding may be on unfavorable terms. Our shareholders may object to any funding which dilutes their investment. At this time, we have no pending or anticipated arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

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

Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these expenses are not accompanied by increased revenue, our operating losses will be even greater than we anticipate.

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

No matters were submitted to a vote of security holders during the year ended September 30, 2003.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the broker-dealer relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau. No assurance can be given by the Company that any of the above events will occur.

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

ITEM 6 - SELECTED FINANCIAL DATA

As of September 30, 2003, the Company had working capital of $20 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance that company will not make other offers of its securities at different prices, when, in the company's discretion, such prices are deemed by the Company to be reasonable under the circumstances. The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

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

COMPARISON OF FISCAL YEAR 2003 WITH FISCAL YEAR 2002

Revenues for fiscal year 2003 were $0 compared with $0 in 2002. General and Administrative Expenses were $4,857 in 2003 and $4,231 in 2002. The Company does not consider this a material change. Net loss in 2002 was $4,857 as against $4,231 in 2002. The Company does not consider this a material change. The Company had Total Assets of $20 at September 30, 2003 as compared to $146 at September 30, 2002. This decrease was due to loss on operations. The Company faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company has prepared audited financial statements as of September 30, 2003. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation

Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                            Certified Public Accountants
                                Members of the Better Business Bureau since 1997


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
San Jose International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of San Jose International, Inc. (A Development Stage Company) as of September 30, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from October 6, 1998 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Jose International, Inc. as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had significant losses since inception. This condition raises substantial doubt as to its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra, CPA-APC
---------------------------------
Armando C. Ibarra, CPA-APC

November 17, 2003
Chula Vista, California

                      371 'E' Street, Chula Vista, CA 91910
              Tel: (619) 422-1348                 Fax: (619) 422-1465

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                Year Ended       Year Ended
                                                               September 30,    September 30,
                                                                   2003             2002
                                                                 --------         --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                           $     20         $    146
                                                                 --------         --------

TOTAL CURRENT ASSETS                                                   20              146
                                                                 --------         --------

      TOTAL ASSETS                                               $     20         $    146
                                                                 ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $     --         $  2,294
                                                                 --------         --------

TOTAL CURRENT LIABILITIES                                              --            2,294
                                                                 --------         --------

      TOTAL LIABILITIES                                                --            2,294

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                            --               --
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; 3,411,000
   shares issued and outstanding as of
   September 30, 2003 and 2002, respectively.)                        341              341
  Additional paid-in capital                                       15,319            8,294
  Deficit accumulated during development stage                    (15,640)         (10,783)
                                                                 --------         --------

TOTAL STOCKHOLDERS' EQUITY                                             20           (2,148)
                                                                 --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $     20         $    146
                                                                 ========         ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    October 6, 1998
                                                                                      (inception)
                                               Year Ended          Year Ended            through
                                              September 30,       September 30,       September 30,
                                                  2003                2002                2003
                                               -----------         -----------         -----------
REVENUES
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------

TOTAL REVENUES                                          --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES                    4,857               4,231              15,640
                                               -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES              4,857               4,231              15,640

NET LOSS                                       $    (4,857)        $    (4,231)        $   (15,640)
                                               ===========         ===========         ===========

BASIC LOSS PER SHARE                           $     (0.00)        $     (0.00)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       3,411,000           3,411,000
                                               ===========         ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through September 30, 2003
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                           Common       Additional    During
                                             Common        Stock         Paid-in    Development
                                             Shares        Amount        Capital       Stage           Total
                                             ------        ------        -------       -----           -----
Beginning balance                                 --       $    --       $    --      $     --       $    --

Stock issued for cash on October 6,
1998 @ $0.0001 per share                     100,000            10            --            --            10

Stock issued for cash on October 9,
1998 @ $0.001 per share                      165,000            17           149            --           165

Stock issued for cash on October 10,
1998 @ $0.01 per share                        12,000             1           119            --           120

Stock issued for services on December 1,
1998 @ $0.005 per share                      600,000            60         2,940            --         3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                   (3,000)       (3,000)
                                          ----------       -------       -------      --------       -------
BALANCE, SEPTEMBER 30, 1998                  877,000            88         3,207        (3,000)          295
                                          ==========       =======       =======      ========       =======
Stock issued for cash on April 7,
1999 @ $0.01 per share                        34,000             3           337            --           340

Net loss, September 30, 1999                                                              (444)         (444)
                                          ----------       -------       -------      --------       -------
BALANCE, SEPTEMBER 30, 1999                  911,000            91         3,544        (3,444)          191
                                          ==========       =======       =======      ========       =======
Stock issued for cash on September 30,
2000 @ $0.002 per share                    2,500,000           250         4,750            --         5,000

Net loss, September 30, 2000                                                                --            --
                                          ----------       -------       -------      --------       -------
BALANCE, SEPTEMBER 30, 2000                3,411,000           341         8,294        (3,444)        5,191
                                          ==========       =======       =======      ========       =======
Net loss, September 30, 2001                                                            (3,108)       (3,108)
                                          ----------       -------       -------      --------       -------
BALANCE, SEPTEMBER 30, 2001                3,411,000           341         8,294        (6,552)        2,083
                                          ==========       =======       =======      ========       =======
Net loss, September 30, 2002                                                            (4,231)       (4,231)
                                          ----------       -------       -------      --------       -------
BALANCE, SEPTEMBER 30, 2002                3,411,000       $   341       $ 8,294      $(10,783)      $(2,148)
                                          ==========       =======       =======      ========       =======
Contributed capital                                                        7,025                       7,025

Net loss, September 30, 2003                                                            (4,857)       (4,857)
                                          ----------       -------       -------      --------       -------
BALANCE, SEPTEMBER 30, 2003                3,411,000       $   341       $15,319      $(15,640)      $    20
                                          ==========       =======       =======      ========       =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              October 6, 1998
                                                                                                (inception)
                                                               Year Ended       Year Ended        through
                                                              September 30,    September 30,    September 30,
                                                                  2003             2002             2003
                                                                --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (4,857)        $ (4,231)        $(15,640)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Increase (decrease) in accounts payable                       (2,294)           1,133               --
    Common stock issued for services                                  --               --            3,000
                                                                --------         --------         --------

      NET CASH (USED) BY OPERATING ACTIVITIES                     (7,151)          (3,098)         (12,640)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                        --               --              341
  Additional paid-in capital                                       7,025               --           12,319
                                                                --------         --------         --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                    7,025               --           12,660
                                                                --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                     (126)          (3,098)              20

CASH AT BEGINNING OF YEAR                                            146            3,244               --
                                                                --------         --------         --------

CASH AT END OF YEAR                                             $     20         $    146         $     20
                                                                ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                 $     --         $     --         $     --
                                                                ========         ========         ========
  Income taxes paid                                             $     --         $     --         $     --
                                                                ========         ========         ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on October 6, 1998, under the laws of the State of Delaware, as San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

The Company plans to be engaged in the business of designing, marketing, and selling of doors, doorframes and accessories.

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

c. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) to September 30, 2003 of $15,640. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


NOTE 5. INCOME TAXES

                                                        As of September 30, 2003
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                           $ 2,346
     Other                                                           0
                                                               -------
     Gross deferred tax assets                                   2,346
     Valuation allowance                                        (2,346)
                                                               -------

     Net deferred tax assets                                   $     0
                                                               =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1997 Net Operating Loss                                   $ (3,000)
     1998 Net Operating Loss                                       (444)
     1999 Net Operating Loss                                         (0)
     2000 Net Operating Loss                                     (3,108)
     2001 Net Operating Loss                                     (4,231)
     2002 Net Operating Loss                                     (4,857)
                                                               --------
     Net Operating Loss                                        $(15,640)
                                                               ========

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $ 15,640, which will expire 20 years from the date the loss was incurred.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

As of September 30, 2003 the Company had 3,411,000 shares of common stock issued and outstanding.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Armando C. Ibarra, CPA. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of September 30, 2003.

Name                   Age         Position             Term of Office
----                   ---         --------             --------------
C. Greenwood           23      Director, President,    Until annual meeting
988 Miramonte Dr. #6           Secretary, Treas.       of the Stockholders
Santa Barbara, CA

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

RESUME

Christopher Greenwood - Director, President, Secretary and Treasurer.

Christopher Greenwood has served as President, Secretary, Treasurer and Director of the Company since September, 2000. Since 2001, Mr. Greenwood is enrolled at the University of California, Santa Barbara seeking a BA in Economics. From 1999 to 2001, Mr. Greenwood was enrolled in Santa Barbara City College, Santa Barbara majoring in Business. Prior to 1998, Mr. Greenwood was a full time student at College of the Desert, Palm Desert, CA. Since, 1999, Mr. Greenwood has also worked part-time at White Castle Productions, Inc. as a researcher.

The Company conducted its annual meeting of shareholders and directors in October 2003, at which time directors were again elected. All directors serve for a period of one year, unless removed in accordance with our By-Laws.

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

COMPENSATION OF DIRECTORS

During the most recently completed financial year ended September 30, 2003, there was no compensation paid, by the Company to its director, for services as a director. There is no standard arrangement for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for her service.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of September 30, 2003 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of September 30, 2003, there were 3,411,000 common shares outstanding.

Beneficial Ownership of Shares

        Name                        Number           Percent*        Security
        ----                        ------           --------        --------
Christopher Greenwood             2,500,000           73.3%           Common
President, Sec. & Director

Officers and Directors
as a Group                        2,500,000           73.3%           Common

Mr. Greenwood is the direct owner as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table.

*    Based on 3,411,000 outstanding shares on September 30, 2003.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

    32.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Financial Statements and Schedules are indexed on page 10 hereof.

(c) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JOSE INTERNATIONAL, INC.


By: /s/ Christopher Greenwood
   --------------------------------
   Christopher Greenwood
   Director and President                               Dated: December 15, 2003