Form 10KSB/A
period 2003-09-30
SAN JOSE INTERNATIONAL INC
filed 2003-12-24
CIK 1141222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

PART I.....................................................................  1

ITEM 1.  BUSINESS..........................................................  1
ITEM 2.  PROPERTIES........................................................  6
ITEM 3.  LEGAL PROCEEDINGS.................................................  7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............  7


PART II....................................................................  7

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................  7
ITEM 6.  SELECTED FINANCIAL DATA...........................................  8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 10
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE.............................................. 19


PART III................................................................... 19

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 19
ITEM 11. EXECUTIVE COMPENSATION............................................ 20
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT........................................................ 20
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 21


PART IV.................................................................... 21

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.......................................................... 21


SIGNATURES................................................................. 22

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

As management of the Company has investigated opportunities and challenges in the door and frame business, management has realized that this business may not present the best opportunity for the Company to realize return for shareholders. As such, Company management has considered and is considering other potential opportunities, including opportunities in businesses, which have no connection to the door and frame business. The Company will evaluate business opportunities that appear potentially profitable and will determine as opportunities arise whether to proceed with the Company's stated mission or become involved in a different business.

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

Beneficial Ownership of Shares

Name                                Number           Percent*      Security
----                                ------           -------       --------
Christopher Greenwood             2,500,000           73.3%         Common
President, Sec. & Director

Officers and Directors
as a Group                        2,500,000           73.3%         Common

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

SAN JOSE INTERNATIONAL, INC.


By: /s/ Christopher Greenwood
   --------------------------------
   Christopher Greenwood
   Director and President                               Dated: December 24, 2003