Form 10QSB
period 2003-12-31
SAN JOSE INTERNATIONAL INC
filed 2004-03-18
CIK 1141222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2003

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common Stock outstanding as of December 31, 2003.

Authorized share capital of the registrant: 80,000,000 common shares, par value of $0.0001, 20,000,000 preferred shares, par value $0.0001

The Company recorded $nil revenue for the quarter ended December 31, 2003.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------
   Balance Sheets........................................................ 3

   Statements of Operations.............................................. 4

   Statement of Stockholder's Equity..................................... 5

   Statements of Cash Flows.............................................. 6

   Notes to the Financial Statements..................................... 7-10

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,      September 30,
                                                                     2003               2003
                                                                   --------           --------
                                     ASSETS

Current Assets
  Cash                                                             $     --           $     20
                                                                   --------           --------
Total Current Assets                                                     --                 20
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $     20
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $     16           $     --
                                                                   --------           --------
Total Current Liabilities                                                16                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                                  16                 --

Stockholders' Equity
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                              --                 --
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; 3,411,000
   shares issued and outstanding as of
   December 31, 2003 and 2002, respectively.)                           341                341
  Additional paid-in capital                                         15,319             15,319
  Deficit accumulated during development stage                      (15,676)           (15,640)
                                                                   --------           --------
Total Stockholders' Equity                                              (16)                20
                                                                   --------           --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $     --           $     20
                                                                   ========           ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                             October 6, 1998
                                           Three Months      Three Months      (inception)
                                              Ended             Ended            through
                                           December 31,      December 31,      December 31,
                                               2003              2002             2003
                                           -----------       -----------      -----------
Revenues
  Revenues                                 $        --       $        --      $        --
                                           -----------       -----------      -----------

Total Revenues                                      --                --               --

General & Administrative Expenses                   36             1,441           15,676
                                           -----------       -----------      -----------

Total General & Administrative Expenses             36             1,441           15,676
                                           -----------       -----------      -----------

Net Loss                                   $       (36)      $    (1,441)     $   (15,676)
                                           ===========       ===========      ===========

Basic loss per share                       $     (0.00)      $     (0.00)
                                           ===========       ===========
Weighted average number of
 common shares outstanding                   3,411,000         3,411,000
                                           ===========       ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From October 6, 1998 (inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                                Accumulated
                                                         Common    Additional     During
                                            Common       Stock      Paid-in     Development
                                            Shares       Amount     Capital        Stage        Total
                                            ------       ------     -------        -----        -----
Beginning balance                                 --    $    --     $    --      $     --     $    --

Stock issued for cash on October 6,
1998 @ $0.0001 per share                     100,000         10          --            --          10

Stock issued for cash on October 9,
1998 @ $0.001 per share                      165,000         17         149            --         165

Stock issued for cash on October 10,
1998 @ $0.01 per share                        12,000          1         119            --         120

Stock issued for services on December 1,
1998 @ $0.005 per share                      600,000         60       2,940            --       3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                              (3,000)     (3,000)
                                          ----------    -------     -------      --------     -------
Balance, September 30, 1998                  877,000         88       3,207        (3,000)        295
                                          ==========    =======     =======      ========     =======
Stock issued for cash on April 7,
1999 @ $0.01 per share                        34,000          3         337            --         340

Net loss, September 30, 1999                                                         (444)       (444)
                                          ----------    -------     -------      --------     -------
Balance, September 30, 1999                  911,000         91       3,544        (3,444)        191
                                          ==========    =======     =======      ========     =======
Stock issued for cash on September 30,
2000 @ $0.002 per share                    2,500,000        250       4,750            --       5,000

Net loss, September 30, 2000                                                           --          --
                                          ----------    -------     -------      --------     -------
Balance, September 30, 2000                3,411,000        341       8,294        (3,444)      5,191
                                          ==========    =======     =======      ========     =======
Net loss, September 30, 2001                                                       (3,108)     (3,108)
                                          ----------    -------     -------      --------     -------
Balance, September 30, 2001                3,411,000        341       8,294        (6,552)      2,083
                                          ==========    =======     =======      ========     =======
Net loss, September 30, 2002                                                       (4,231)     (4,231)
                                          ----------    -------     -------      --------     -------
Balance, September 30, 2002                3,411,000        341       8,294       (10,783)     (2,148)
                                          ==========    =======     =======      ========     =======
Contributed capital                                                   7,025                     7,025

Net loss, September 30, 2003                                                       (4,857)     (4,857)
                                          ----------    -------     -------      --------     -------
Balance, September 30, 2003                3,411,000        341      15,319       (15,640)         20
                                          ==========    =======     =======      ========     =======
Net loss, December 31, 2003                                                           (36)        (36)
                                          ----------    -------     -------      --------     -------
Balance, December 31, 2003                 3,411,000    $   341     $15,319      $(15,676)    $   (16)
                                          ==========    =======     =======      ========     =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              October 6, 1998
                                                          Three Months      Three Months        (inception)
                                                            Ended              Ended              through
                                                          December 31,       December 31,       December 31,
                                                             2003               2002               2003
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $    (36)          $ (1,441)          $(15,676)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Increase (decrease) in accounts payable                      16              1,411                 16
    Common stock issued for services                             --                 --              3,000
                                                           --------           --------           --------

      Net cash provided (used) by operating activities          (20)               (30)           (12,660)

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided (used) by investing activities           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                   --                 --                341
  Additional paid-in capital                                     --                 --             12,319
                                                           --------           --------           --------

      Net cash provided (used) by financing activities           --                 --             12,660
                                                           --------           --------           --------

Net increase (decrease) in cash                                 (20)               (30)                --

Cash at beginning of period                                      20                146                 --
                                                           --------           --------           --------

Cash at end of period                                      $     --           $    116           $     --
                                                           ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                            $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes paid                                        $     --           $     --           $     --
                                                           ========           ========           ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through December 31, 2003 of $15,676. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


NOTE 5. INCOME TAXES

                                                         As of December 31, 2003
                                                         -----------------------

     Deferred tax assets:
     Net operating tax carryforwards                            $ 2,351
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    2,351
     Valuation allowance                                         (2,351)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES


     1997 Net Operating Loss                                    $(3,000)
     1998 Net Operating Loss                                       (444)
     1999 Net Operating Loss                                         (0)
     2000 Net Operating Loss                                     (3,108)
     2001 Net Operating Loss                                     (4,231)
     2002 Net Operating Loss                                     (4,857)
     2003 Net Operating Loss                                        (36)
                                                                --------

     Net Operating Loss                                         $(15,676)
                                                                ========

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $ 15,676, which will expire 20 years from the date the loss was incurred.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2003


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

As of December 31, 2003 the Company had 3,411,000 shares of common stock issued and outstanding.

NOTE 9.  SUBSEQUENT EVENT

On January 19, 2004, the company's Director and majority stockholder approved Amendments to the company's Certificate of Incorporation. The Amendments will be in force, not less than twenty days following the mailing of an Information Statement to shareholders of record on January 30, 2004 in accordance with the provisions of the Delaware General Corporation Law. The Amendments are as follows:

     (i) an amendment to the Certificate of Incorporation to change the name of the company to "Conquest Geo-services, Inc." to more accurately reflect the company's proposed future business;

     (ii) an amendment to our Certificate of Incorporation to effect a forward split (the "Forward Split") of the company's Common Stock including the authorized capital increase from 80,000,000 shares of Common Stock to 880,000,000 shares of Common Stock and correspondingly the issued and outstanding capital increase from 3,411,000 shares of Common Stock to 37,521,000 shares of Common Stock; and

     (iii) an amendment to our Certificate of Incorporation to create 20,000,000 Class A Special Voting Shares.

See ITEM 2 for the company's proposed new business direction. The company is planning to acquire businesses involved in the seismic acquisition industry for petroleum exploration.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

San Jose International, Inc. was incorporated under the laws of the state of Delaware on October 6, 1998. The Company's fiscal year end is September 30. Our shares of Common Stock are quoted in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "SNJI" and CUSIP# 798212 10 6. Our shares of common stock have not traded since our shares of common stock were approved for quotation on the OTC Bulletin Board on June 12, 2002.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

Our business plan was to become actively engaged in the business of marketing and selling custom-designed Spanish colonial doors, windows, frames and related door hardware catering to the wholesale home building industry then later expanding to the retail home building stores and specialty outlets. We planned to implement this business strategy by initially seeking artisans to design and manufacture solid wood doors and frames in Spanish colonial style for sale through wholesale suppliers.

During the fourth quarter of our last fiscal year, it became apparent that we could not readily attract additional financing for our proposed business. We currently have minimal assets and no capital resources to proceed with our business plan. These circumstances may significantly impact our ability to develop a successful business plan around these products. As an alternative, we undertook initiatives to identify alternative businesses that may be more receptive to the financial markets and more likely to achieve profitable operations.

Further to our investigation of business opportunities, we have agreed to proceed with a proposal to acquire two significant companies engaged in the seismic acquisition processing business in the oil and gas industry, primarily in Western Canada. There can be no assurance that we will be successful with our efforts to conclude this proposed transaction or that we will be able to raise additional debt or equity financing to develop our business(s).

We have never had any bankruptcy, receivership, or similar proceedings, or any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Form 10KSB for September 30, 2003.

At December 31, 2003, we had a working capital deficiency of $16, compared to working capital of $20 at September 30, 2003.

At December 31, 2003, we had $nil assets. This compares with total assets at September 30, 2003 of $20, which was comprised solely of cash.

We have not had revenues from inception. The company has no assets and without additional capital, we may not be able to survive beyond the next quarter. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans. There is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to our company.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. We do not plan on hiring additional employees in the next 12 months.

The successful identification and completion of an acquisition of a new business, whether it be the one described herein or some other business, will have a material impact on our plans over the next 12 months.

RESULTS OF OPERATIONS

Revenues were -0- for the quarter ending December 31, 2003 and -0- for the same quarter ending in 2002. Operating Expenses were $36 for the three months ended December 31, 2003 versus $1,441 for the same period in 2002.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 19, 2004, the company's Director and majority stockholder approved Amendments to our company's Certificate of Incorporation. The Amendments will be in force, not less than twenty days following the mailing of an Information Statement to our shareholders of record on January 30, 2004 in accordance with the provisions of the DELAWARE GENERAL CORPORATION LAW. The Amendments are as follows:

     (i) an amendment to the Certificate of Incorporation to change the name of our company to "Conquest Geoservices, Inc." to more accurately reflect our company's proposed future business;

     (ii) an amendment to our Certificate of Incorporation to effect a forward split (the "Forward Split") of our company's Common Stock including the authorized capital increase from 80,000,000 shares of Common Stock to 880,000,000 shares of Common Stock and correspondingly the issued and outstanding capital increase from 3,411,000 shares of Common Stock to 37,521,000 shares of Common Stock; and

     (iii) an amendment to our Certificate of Incorporation to create 20,000,000 Class A Special Voting Shares.

See ITEM 2 for our company's proposed new business direction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     31.1     302 Certification of Chief Executive Officer
     32.1     906 Certification of Chief Executive Officer

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


SAN JOSE INTERNATIONAL, INC.
Date: March 18, 2004


By: /s/ Christopher Greenwood
-------------------------------------
Christopher Greenwood, President