Form 10QSB
period 2004-03-31
SAN JOSE INTERNATIONAL INC
filed 2004-05-14
CIK 1141222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2004

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,411,000 shares of Common Stock outstanding as of March 31, 2004.

Authorized share capital of the registrant at March 31, 2004: 80,000,000 common shares, par value of $0.0001, 20,000,000 preferred shares, par value $0.0001

The Company recorded $nil revenue for the quarter ended March 31, 2004.

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets......................................................3

     Statements of Operations............................................4

     Statement of Stockholder's Equity...................................5


     Statements of Cash Flows............................................6


     Notes to the Financial Statements...................................7-10

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 As of            Year Ended
                                                                March 31,        September 30,
                                                                  2004               2003
                                                                --------           --------
                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $     --           $     20
                                                                --------           --------
TOTAL CURRENT ASSETS                                                  --                 20
                                                                --------           --------

      TOTAL ASSETS                                              $     --           $     20
                                                                ========           ========

       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                                              $  1,086           $     --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                          1,086                 --
                                                                --------           --------

      TOTAL LIABILITIES                                            1,086                 --

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, ($.0001 par value,
   20,000,000 shares authorized; none
   issued and outstanding)                                            --                 --
  Common stock ($.0001 par value,
   100,000,000 shares authorized; 56,281,500
    shares issued and outstanding) see Note 9                      5,628              5,628
  Additional paid-in capital                                      10,032             10,032
  Deficit accumulated during development stage                   (16,746)           (15,640)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                           (1,086)                20
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $     --           $     20
                                                                ========           ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                        October 6, 1998
                                         Six Months       Six Months     Three Months    Three Months     (Inception)
                                            Ended           Ended           Ended           Ended           through
                                          March 31,        March 31,       March 31,       March 31,        March 31,
                                            2004             2003            2004            2003            2004
                                         -----------     -----------     -----------     -----------     -----------
REVENUES
  Revenues                               $        --     $        --     $        --     $        --     $        --
                                         -----------     -----------     -----------     -----------     -----------
TOTAL REVENUES                                    --              --              --              --              --

GENERAL & ADMINISTRATIVE EXPENSES              1,106           2,346           1,070             905          16,746
                                         -----------     -----------     -----------     -----------     -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        1,106           2,346           1,070             905          16,746
                                         -----------     -----------     -----------     -----------     -----------

NET LOSS                                 $    (1,106)    $    (2,346)    $    (1,070)    $      (905)    $   (16,746)
                                         ===========     ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE                     $        --     $        --     $        --     $        --
                                         ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                56,281,500      56,281,500      56,281,500      56,281,500
                                         ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (Deficiency)
            From October 6, 1998 (inception) through March 31, 2004
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Common       Additional      During
                                                  Common         Stock         Paid-in      Development
                                                  Stock          Amount        Capital         Stage         Total
                                                  -----          ------        -------         -----         -----
Beginning balance                                      --       $    --       $     --       $     --       $    --

Stock issued for cash on October 6,
1998 @ $0.00 per share                          1,650,000           165           (155)                          10

Stock issued for cash on October 9,
1998 @ $0.00 per share                          2,722,500           272           (107)                         165

Stock issued for cash on October 10,
1998 @ $0.00 per share                            198,000            20            100                          120

Stock issued for services on December 1,
1998 @ $0.00 per share                          9,900,000           990          2,010                        3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                          (3,000)       (3,000)
                                              -----------       -------       --------       --------       -------
BALANCE, SEPTEMBER 30, 1998                    14,470,500         1,447          1,848         (3,000)          295
                                              ===========       =======       ========       ========       =======
Stock issued for cash on April 7,
1999 @  $0.00 per share                           561,000            56            284             --           340

Net loss, September 30, 1999                                                                     (444)         (444)
                                              -----------       -------       --------       --------       -------
BALANCE, SEPTEMBER 30, 1999                    15,031,500         1,503          2,132         (3,444)          191
                                              ===========       =======       ========       ========       =======
Stock issued for cash on September 30,
2000 @ $0.00 per share                         41,250,000         4,125            875                        5,000

Net loss, September 30, 2000                                                                       --            --
                                              -----------       -------       --------       --------       -------
BALANCE, SEPTEMBER 30, 2000                    56,281,500         5,628          3,007         (3,444)        5,191
                                              ===========       =======       ========       ========       =======
Net loss, September 30, 2001                                                                   (3,108)       (3,108)
                                              -----------       -------       --------       --------       -------
BALANCE, SEPTEMBER 30, 2001                    56,281,500         5,628          3,007         (6,552)        2,083
                                              ===========       =======       ========       ========       =======
Net loss, September 30, 2002                                                                   (4,231)       (4,231)
                                              -----------       -------       --------       --------       -------
BALANCE, SEPTEMBER 30, 2002                    56,281,500         5,628          3,007        (10,783)       (2,148)
                                              ===========       =======       ========       ========       =======
Contributed capital                                                              7,025                        7,025

Net loss, September 30, 2003                                                                   (4,857)       (4,857)
                                              -----------       -------       --------       --------       -------
BALANCE, SEPTEMBER 30, 2003                    56,281,500         5,628         10,032        (15,640)           20
                                              ===========       =======       ========       ========       =======
Net loss, March 31, 2004                                                                       (1,106)       (1,106)
                                              -----------       -------       --------       --------       -------
BALANCE, MARCH 31, 2004                        56,281,500       $ 5,628       $ 10,032       $(16,746)      $(1,086)
                                              ===========       =======       ========       ========       =======

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                       October 6, 1998
                                            Six Months     Six Months    Three Months   Three Months     (Inception)
                                               Ended         Ended          Ended          Ended           through
                                             March 31,      March 31,      March 31,      March 31,        March 31,
                                               2004           2003           2004           2003            2004
                                             --------       --------       --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $ (1,106)      $ (2,346)      $ (1,070)      $   (905)       $(16,746)
  Increase (decrease) in accounts payable       1,086          2,286          1,070            875           1,086
  Common stock issued for services                 --             --             --             --           3,000
                                             --------       --------       --------       --------        --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                       (20)           (60)            --            (30)        (12,660)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                       --             --             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of stock              --             --             --             --          12,660
                                             --------       --------       --------       --------        --------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                       --             --             --             --          12,660
                                             --------       --------       --------       --------        --------

NET INCREASE (DECREASE) IN CASH                   (20)           (60)            --            (30)             --

CASH AT BEGINNING OF PERIOD                        20            146             --            116              --
                                             --------       --------       --------       --------        --------

CASH AT END OF PERIOD                        $     --       $     86       $     --       $     86        $     --
                                             ========       ========       ========       ========        ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004
                                   (Unaudited)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on October 6, 1998, under the laws of the State of Delaware, as San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

The Company plans to focus on the business of designing, marketing, and selling of doors, doorframes and accessories. This focus may change in order to attract new financing to the Company.

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004
                                   (Unaudited)


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through March 31, 2004 of $16,746. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004
                                   (Unaudited)


NOTE 5. INCOME TAXES

                                                            As of March 31, 2004
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 2,512
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,512
     Valuation allowance                                            (2,512)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

     1997 Net Operating Loss                                       $ (3,000)
     1998 Net Operating Loss                                           (444)
     1999 Net Operating Income                                            0
     2000 Net Operating Loss                                         (3,108)
     2001 Net Operating Loss                                         (4,231)
     2002 Net Operating Loss                                         (4,857)
     2003 Net Operating Loss  (six months)                           (1,106)
                                                                   --------

     Net Operating Loss                                            $(16,746)
                                                                   ========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $ 16,746, which will expire 20 years from the date the loss was incurred.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2004
                                   (Unaudited)


NOTE 7. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. STOCK TRANSACTIONS

Issuance of Stock:

On October 6, 1998, the Company issued 1,650,000 shares of common stock for cash of $ 10.00.

On October 9, 1998, the Company issued 2,722,500 shares of common stock for cash of $ 165.00.

On October 10, 1998, the Company issued 198,000 shares of common stock for cash of $ 120.00.

On December 1, 1998, the Company issued 9,900,000 shares of common stock for services valued at $ 3,000.00.

On April 7, 1999, the Company issued 561,000 shares of common stock for cash of $ 340.00.

On September 30, 2000, the Company issued 41,250,000 shares of common stock for cash of $ 5,000.00.

As of March 31, 2004 the Company had 56,281,500 shares of common stock issued and outstanding.

See Note 9.

NOTE 9. SUBSEQUENT EVENTS

On April 20, 2004 the Company's sole director declared a 16.5 to 1 forward stock split of its Common Stock. All shares have been retroactively restated to reflect the 16.5 to 1 stock split.

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

Initially, our business plan was to focus on the business of marketing and selling custom-designed Spanish colonial doors, windows, frames and related door hardware. We were planning to sell our products to the home building industry.

During the fourth quarter of our last fiscal year, it became apparent that we could not readily attract additional financing for our proposed business. We currently have minimal assets and no capital resources to proceed with our business plan. These circumstances have significantly impacted our ability to develop a successful business plan around these products. As an alternative, we undertook initiatives to identify alternative businesses that may be more receptive to the financial markets and more likely to achieve profitable operations.

During our first quarter ended December 31, 2003, we identified a promising business prospect focused on the seismic acquisition business located in Western Canada and agreed in principal to acquire all of the shares of two Alberta based companies. In anticipation of this proposed acquisition, our sole director passed director's resolutions to propose certain amendments (the "Proposed Amendments") to the Certificate of Incorporation of our company, which included a name change and a change to affect an increase our company's share capital. During the quarter, we filed a Schedule 14C Information Statement with the Securities and Exchange Commission in anticipation of obtaining approval from shareholders holding a majority of the Corporation's Common Stock of these proposed amendments. However, approval from shareholders holding a majority of our Common Stock was never obtained, and we did not file a Certificate of Amendment with the Secretary of State for the State of Delaware.

On April 20, 2004, we decided to terminate our efforts to pursue this proposed acquisition, because it appeared we would not be successful in obtaining the necessary financing on a timely basis. Accordingly, as of the same date, our sole director passed a director's resolution to declare that the Proposed Amendments are no longer advisable and that we will not seek shareholders' approval of the Proposed Amendments.

We are continuing to seek out and evaluate suitable business alternatives, with the objective of building sustainable profits. Subsequent to the termination of the proposed acquisition noted previously, on April 20, 2004 our sole director passed a resolution to affect a stock split and certain other amendments (See
ITEM 5 - Other Information) to better position our company to take advantage of opportunities that may come along. There can be no assurance that we will be successful with our efforts to conclude any transaction to obtain or build a viable and profitable business, or that we will be able to raise additional debt or equity financing to develop our business(s).

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

At March 31, 2004, we had a working capital deficiency of $1,086, compared to working capital of $20 at September 30, 2003.

At March 31, 2004, we had $nil assets. This compares with total assets at September 30, 2003 of $20, which was comprised solely of cash.

We have not had revenues from inception. Our company has no assets and without additional capital, we may not be able to survive beyond the next quarter. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans. There is no assurance we will be successful in raising the necessary funding or on terms that are acceptable to our company.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. We do not plan on hiring additional employees in the next 12 months. The successful identification and completion of an acquisition of a new business will have a material impact on our plans over the next 12 months.

RESULTS OF OPERATIONS

Revenues were -0- for the six months and the second quarter ending March 31, 2004 and -0- for the comparable periods in 2003. General and administrative expenses were $1,106 for the six months ended March 31, 2004 versus $2,346 for the same period in 2003. For the second quarter ended March 31, 2004, general and administrative expenses were $1,070 and $905 respectively.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On January 19, 2004, our company's sole director approved Amendments to our company's Certificate of Incorporation. It was planned that the Amendments would be in force, not less than twenty days following the mailing of an Information Statement to our shareholders of record on January 30, 2004 in accordance with the provisions of the DELAWARE GENERAL CORPORATION LAW. The Amendments were as follows:

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

On April 20, 2004, subsequent to the end of the quarter, we decided to terminate our efforts to pursue this proposed acquisition, because it appeared we would not be successful in obtaining the necessary financing on a timely basis. Accordingly, as of the same date, our sole director passed a director's resolution to declare that these Proposed Amendments are no longer advisable and that we will not seek shareholders' approval of the Proposed Amendments.

Approval from shareholders holding a majority of our Common Stock was never obtained, and we did not file a Certificate of Amendment with the Secretary of State for the State of Delaware.

ITEM 5. OTHER INFORMATION

On April 20, 2004, our sole director approved the following resolutions and gave notice to our stockholders:

     (i) to declare that it is advisable for the Corporation to effect a 16.5 to 1 forward split (the "Forward Split") of our Common Stock so that our issued and outstanding Common Stock increases from 3,411,000 shares of Common Stock to 56,281,500 shares of Common Stock and correspondingly our authorized capital increases from 80,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock to 1,320,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock;

     (ii) to further declare that it is advisable for the Corporation to reduce the authorized share of the Corporation's Common Stock following the Forward Split from 1,320,000,000 shares of Common Stock to 100,000,000 shares of Common Stock so that the Corporation's authorized capital shall consist of 100,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock; and

     (iii) to approve an amendment to our Certificate of Incorporation (the "Amendment") to carry out the Forward Split and the subsequent reduction of the authorized shares of Common Stock so that the Corporation's authorized capital shall consist of 100,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock.

Our director approved the Amendment to our Certificate of Incorporation on April 20, 2004. The Amendments will be approved, not less than twenty days following the mailing of the Information Statement to shareholders of record on April 20, 2004 (the "Record Date"), by written consents in lieu of a meeting executed by the holders of a majority of the outstanding shares of Common Stock, and will become effective when it is filed with the Secretary of State of the State of Delaware, anticipated to occur on or about May 27, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

         3(i)   Articles of Incorporation *
         3(ii)  Bylaws *

         31.1   302 Certification of Chief Executive Officer
         32.1   906 Certification of Chief Executive Officer

----------
* Incorporated by reference - refer to the company's initial registration statement

(b) Reports on Form 8-K

April 27, 2004 reporting the termination of a proposed acquisition and amendments to the company's Articles of Incorporation


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JOSE INTERNATIONAL, INC.

Date: May 12, 2004

By: /s/ Christopher Greenwood
-------------------------------------
Christopher Greenwood, President