Form 10QSB
period 2004-06-30
SAN JOSE INTERNATIONAL INC
filed 2004-07-26
CIK 1141222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2004

                         Commission File Number 0-32835


                          SAN JOSE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        33-0956433
(State of Incorporation)                    (I.R.S. Employer Identification No.)


       Suite 1500, 800 West Pender Street, Vancouver B.C. Canada, V6C 2V6
               (Address of Principal Executive Offices) (Zip Code)


                                 (780) 708-0495
              (Registrant's telephone number, including area code)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 23,996,512 shares of Common Stock outstanding as of June 30, 2004.

Authorized share capital of the registrant at June 30, 2004: 100,000,000 common shares, par value of $0.0001, 20,000,000 preferred shares, par value $0.0001

The Company recorded $nil revenue for the quarter ended June 30, 2004.

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

        Balance Sheets................................................... 3

        Statement of Operations.......................................... 4

        Statement of Stockholder's Equity................................ 5

        Statements of Cash Flows......................................... 6

        Notes to the Consolidated Financial Statements................... 7-11

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                As                 As
                                                                             June 30,         September 30,
                                                                               2004               2003
                                                                             --------           --------
                                                                           (Unaudited)         (Audited)
                                     ASSETS

Current Assets
  Cash                                                                       $     --           $     20
                                                                             --------           --------
Total Current Assets                                                               --                 20
                                                                             --------           --------

      TOTAL ASSETS                                                           $     --           $     20
                                                                             ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                           $ 40,287           $     --
                                                                             --------           --------
Total Current Liabilities                                                      40,287                 --

      TOTAL LIABILITIES                                                        40,287                 --

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,000,000 shares authorized:
   none issued and outstanding)                                                    --                 --
  Common stock ($.0001 par value, 100,000,000 shares authorized:
   23,996,512 and 56,281,500 shares issued and outstanding as
   of June 30, 2004 and September 30, 2003, respectively)                       2,400              5,628
  Additional paid-in capital                                                   13,260             10,032
  Deficit accumulated during development stage                                (55,947)           (15,640)
                                                                             --------           --------
Total Stockholders' Equity (Deficit)                                          (40,287)                20
                                                                             --------           --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $     --           $     20
                                                                             ========           ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 October 6, 1998
                                    Nine Months     Nine Months    Three Months    Three Months    (Inception)
                                      Ended           Ended           Ended           Ended          through
                                     June 30,        June 30,        June 30,        June 30,        June 30,
                                       2004            2003            2004            2003            2004
                                    -----------     -----------     -----------     -----------     -----------
Revenues
  Revenues                          $        --     $        --     $        --     $        --     $        --
                                    -----------     -----------     -----------     -----------     -----------
Total Revenues                               --              --              --              --              --

General & Administrative Expenses        40,307           3,821          39,201           1,475          55,947
                                    -----------     -----------     -----------     -----------     -----------
Total General & Administrative
 Expenses                                40,307           3,821          39,201           1,475          55,947
                                    -----------     -----------     -----------     -----------     -----------

Net Loss                            $   (40,307)    $    (3,821)    $   (39,201)    $    (1,475)    $   (55,947)
                                    ===========     ===========     ===========     ===========     ===========

Basic loss per share                $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                    ===========     ===========     ===========     ===========
Weighted average number of
 common shares outstanding           52,378,919      56,281,500      48,476,338      56,281,500
                                    ===========     ===========     ===========     ===========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
           Consolidated Statement of Changes in Stockholders' Equity
             From October 6, 1998 (inception) through June 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                                 Common     Additional     During
                                                    Common       Stock       Paid-in     Development
                                                    Stock        Amount      Capital        Stage        Total
                                                    -----        ------      -------        -----        -----
Beginning balance                                         --    $     --     $     --     $     --     $     --

Stock issued for cash on October 6, 1998           1,650,000         165         (155)                       10

Stock issued for cash on October 9, 1998           2,722,500         272         (107)                      165

Stock issued for cash on October 10, 1998            198,000          20          100                       120

Stock issued for services on December 1, 1998      9,900,000         990        2,010                     3,000

Net loss, October 6, 1998 (inception)
to September 30, 1998                                                                       (3,000)      (3,000)
                                                 -----------    --------     --------     --------     --------
Balance, September 30, 1998                       14,470,500       1,447        1,848       (3,000)         295
                                                 ===========    ========     ========     ========     ========
Stock issued for cash on April 7, 1999               561,000          56          284           --          340

Net loss, September 30, 1999                                                                  (444)        (444)
                                                 -----------    --------     --------     --------     --------
Balance, September 30, 1999                       15,031,500       1,503        2,132       (3,444)         191
                                                 ===========    ========     ========     ========     ========
Stock issued for cash on September 30, 2000       41,250,000       4,125          875                     5,000

Net loss, September 30, 2000                                                                    --           --
                                                 -----------    --------     --------     --------     --------
Balance, September 30, 2000                       56,281,500       5,628        3,007       (3,444)       5,191
                                                 ===========    ========     ========     ========     ========
Net loss, September 30, 2001                                                                (3,108)      (3,108)
                                                 -----------    --------     --------     --------     --------
Balance, September 30, 2001                       56,281,500       5,628        3,007       (6,552)       2,083
                                                 ===========    ========     ========     ========     ========
Net loss, September 30, 2002                                                                (4,231)      (4,231)
                                                 -----------    --------     --------     --------     --------
Balance, September 30, 2002                       56,281,500       5,628        3,007      (10,783)      (2,148)
                                                 ===========    ========     ========     ========     ========
Contributed capital                                                             7,025                     7,025

Net loss, September 30, 2003                                                                (4,857)      (4,857)
                                                 -----------    --------     --------     --------     --------
Balance, September 30, 2003                       56,281,500       5,628       10,032      (15,640)          20
                                                 ===========    ========     ========     ========     ========
Cancellation of shares June 8, 2004              (32,284,988)     (3,228)       3,228

Net loss, June 30, 2004                                                                    (40,307)     (40,307)
                                                 -----------    --------     --------     --------     --------
Balance, June 30, 2004                            23,996,512    $  2,400     $ 13,260     $(55,947)    $(40,287)
                                                 ===========    ========     ========     ========     ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                   October 6, 1998
                                             Nine Months   Nine Months  Three Months  Three Months   (Inception)
                                               Ended         Ended         Ended         Ended         through
                                              June 30,      June 30,      June 30,      June 30,       June 30,
                                                2004          2003          2004          2003           2004
                                              --------      --------      --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $(40,307)     $ (3,821)     $(39,201)     $ (1,475)      $(55,947)
  Increase (decrease) in accounts payable       40,287         3,731        39,201         1,445         40,287
  Common stock issued for services                  --            --            --            --          3,000
                                              --------      --------      --------      --------       --------
     Net cash provided by (used in)
      operating activities                         (20)          (90)           --           (30)       (12,660)

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in)
      investing activities                          --            --            --            --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in common stock                        (3,228)           --            --        (3,228)         1,410
  Change in paid in capital                      3,228            --            --         3,228         11,250
                                              --------      --------      --------      --------       --------
     Net cash provided by (used in)
      financing activities                          --            --            --            --         12,660
                                              --------      --------      --------      --------       --------

Net increase (decrease) in cash                    (20)          (90)           --           (30)            --

Cash at beginning of period                         20           146            --            86             --
                                              --------      --------      --------      --------       --------
Cash at end of period                         $     --      $     56      $     --      $     56       $     --
                                              ========      ========      ========      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                               $     --      $     --      $     --      $     --
                                              ========      ========      ========      ========
  Income taxes paid                           $     --      $     --      $     --      $     --
                                              ========      ========      ========      ========

                       See Notes to Financial Statements

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on October 6, 1998, under the laws of the State of Delaware, as San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of San Jose International, Inc. and its wholly-owned subsidiary, GammaCan, Ltd. (collectively "the Company") (See Note 9). All significant inter-company accounts and transactions have been eliminated.

B. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a September 30, year-end.

C. USE OF ESTIMATES

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

D. CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

E. INCOME TAXES

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

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (UNAUDITED)


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

NOTE 4. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through June 30, 2004 of $55,947. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 5. INCOME TAXES

                                                             As of June 30, 2004
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 8,987
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       8,987
     Valuation allowance                                            (8,987)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Loss                                       $ (3,000)
     1999 Net Operating Loss                                           (444)
     2000 Net Operating Income                                            0
     2001 Net Operating Loss                                         (3,108)
     2002 Net Operating Loss                                         (4,231)
     2003 Net Operating Loss                                         (4,857)
     2004 Net Operating Loss  (six months)                          (40,307)
                                                                   --------

     Net Operating Loss                                            $(55,947)
                                                                   ========

As of June 30, 2004, the Company has a net operating loss carryforward of approximately $ 55,947, which will expire 20 years from the date the loss was incurred.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 7. RELATED PARTY TRANSACTIONS

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

See Note 9.

NOTE 8. STOCK TRANSACTIONS

Issuance of Stock:

On October 6, 1998, the Company issued 1,650,000 shares of common stock for cash of $10.00.

On October 9, 1998, the Company issued 2,722,500 shares of common stock for cash of $165.00.

On October 10, 1998, the Company issued 198,000 shares of common stock for cash of $120.00.

On December 1, 1998, the Company issued 9,900,000 shares of common stock for services valued at $3,000.00.

On April 7, 1999, the Company issued 561,000 shares of common stock for cash of $340.00.

On September 30, 2000, the Company issued 41,250,000 shares of common stock for cash of $5,000.00.

On June 8, 2004, the Company's sole Director returned 32,284,988 shares of common stock to the treasury for cancellation.

As of June 30, 2004 the Company had 23,996,512 shares of common stock issued and outstanding.

On April 20, 2004 the Company's sole director declared a 16.5 to 1 forward stock split of its Common Stock. All shares have been retroactively restated to reflect the 16.5 to 1 stock split.

                          SAN JOSE INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (UNAUDITED)


NOTE 9. TRANSACTION WITH ARP BIOMED, LTD.

During June, 2004 the Company entered into an agreement with ARP Biomed, Ltd. ("ARP") of Israel to acquire all of ARP's interest in research and development, patents and intellectual property, to provide clinical treatment for various cancer types. The intellectual property being acquired includes patents in the United States and certain other countries, pending patents in other countries, know-how, trial protocols, manuscripts, and certain material contracts (the "Intellectual Property").

The Company is acquiring the Intellectual Property through Gammacan, Ltd., its wholly owned subsidiary. 12.5% of the shares of Gammacan with a deemed value of $100,000 will be issued to ARP as consideration for the purchase of the Intellectual Property on closing. The Company will own the remaining 87.5% of Gammacan. Under the terms of the agreement, the Company is also required to raise $800,000 and lend those funds to Gammacan, which will use those funds to commence clinical trials and further research and development utilizing the Intellectual Property.

Closing of the acquisition of the Intellectual property is contingent, among other things, upon provision of the financing before September 1, 2004, and completion of a suitable employment agreement with a key individual.

Additionally, the Company's former sole Director sold 699,996 of his shares to this key individual in a private transaction.

NOTE 10. SUBSEQUENT EVENT

On July 5, 2004, the Company's Director adopted a resolution changing the name of the Company to GammaCan International Inc. The name change was approved by a majority of stockholders on July 8, 2004, but is subject to certain regulatory review and filings.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

San Jose International, Inc. was incorporated under the laws of the state of Delaware on October 6, 1998. Our fiscal year end is September 30. Our shares of Common Stock are quoted in the United States on the National Association of Securities Dealers Over the Counter Bulletin Board (the "OTCBB") and effective June 7, 2004, concurrent with the forward split of our shares (SEE PART II, ITEM
2), quoted for trading with the symbol "SJOS".

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

NEW BUSINESS OPPORTUNITY

On June 21, 2004 we announced that we signed an agreement with ARP Biomed, Ltd. ("ARP") of Israel to acquire all of ARP's interest in research and development, patents and intellectual property, to provide clinical treatment for various forms of cancer. The intellectual property being acquired includes patents in the United States and certain other countries, pending patents in other countries, know-how, trial protocols, manuscripts, and certain material contracts (the "Intellectual Property").

We are acquiring the Intellectual Property through Gammacan, Ltd., a subsidiary we created specifically for this purpose. 12.5% of the shares of Gammacan with a deemed value of $100,000 will be issued to ARP as consideration for the purchase of the Intellectual Property. We will own the remaining 87.5%. In addition, we have agreed to raise $800,000 and lend those funds to Gammacan, which will then commence clinical trials and further research and development utilizing the

INTELLECTUAL PROPERTY

Gammacan is planning to focus on the commercialization of an anti-cancer immunotherapy that appears to be effective in reducing the metastatic spread of a wide range of cancers. GammaCan's treatment will be based on intravenous immunoglobulin or IVIG, a safe, non-toxic human plasma-based product, currently used to treat a variety of immune deficiencies and autoimmune diseases, and replace the antibodies in people who are unable to produce them. Antibodies are a naturally occurring, disease fighting protein or compound produced by healthy people. Intravenous implies the direct injection or delivery, via certain equipment, into the patient's bloodstream. In preliminary studies, IVIG appears to boost and strengthen cancer patient's immune systems or antibody levels, which may be successful in fighting cancer. Although there can be no assurance, many experts currently view IVIG as a promising future alternative to today's standard chemotherapy.

CLOSING OF THE ACQUISITION OF THE INTELLECTUAL PROPERTY FROM ARP IS CONTINGENT, AMONG OTHER THINGS DESCRIBED HEREIN, UPON OUR AB ILITY TO SUCCESSFULLY RAISE THE $800,000 BEFORE SEPTEMBER 1, 2004. THE DISCUSSION NOTED BELOW REGARDING OUR
PROPOSED CANCER TREATMENT BUSINESS AND OUR PLAN OF OPERATION IS BASED ON THE ASSUMPTION WE CLOSE WITH ARP. HOWEVER, AT THIS STAGE THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO CONCLUDE THIS TRANSACTION.

CURRENT CANCER STATISTICS

Cancer is a disease of the body's cells. Cells in all the tissues and organs of the body constantly grow and divide to replace old and damaged cells and maintain the health of the body. Normally, all cells divide and reproduce themselves in an orderly and controlled manner. In cancer, however, some cells keep dividing without proper control, forming a lump (which is called a primary tumour). In leukaemia, or cancer of the blood, too many white blood cells are produced.

Sometimes cancer cells break away from a tumour and travel to other parts of the body through the bloodstream or lymphatic system. (The lymphatic system is a network of fine channels - called lymph vessels - which run throughout the body and are part of the body's protection against infection and cancer). When the cancer cells reach other parts of the body they may settle and start to develop into new tumours. These are known as secondary cancers/tumors or metastases.

There are approximately 2.5 million cases of cancer diagnosed each year in the Western world alone. Primary tumors, while still localized, can be treated through surgery and radiation. However, cancers tend to metastasize, or spread, and form secondary tumors in other locations throughout the body. Most existing therapeutics or treatments fail because the cancer has metastasized and formed multiple tumors. At present, nearly 40% of cancer victims with operable tumors ultimately succumb to metastatic or spreading cancer following surgery. Frequently, metastasis is triggered by the surgical operation itself. During the course of surgery, malignant cells may become dislodged from the tumor mass and enter the circulatory system thus increasing the chance of spreading cancer.

The extent to which metastases occur varies with the type of primary tumor. Melanoma or skin cancer, breast cancer, lung cancer, colon cancer and prostate cancer are among the types of cancer that frequently metastasize or spread. When metastasis takes place, the secondary tumors may form at a number of sites in the body. Lungs, liver, brain and bone are the most common sites of secondary tumors.

CURRENT CANCER TREATMENTS

Current cancer treatments include surgery, radiation, and chemotherapy. These treatments can be ineffective because they are either unable to target cancer cells throughout the body or they give rise to serious and life-threatening side effects. Consequently, the medical community is still a long way from winning the war on cancer. Companies which can provide winning anti-cancer drugs that at least partially overcome the limitations of current cancer treatments are likely to be well received by the medical establishment and to achieve a leadership position in the cancer drug market.

The current alternative to the above noted is the use of various immunotherapies. Current efforts to deliver effective cancer immunotherapies generally fall into three categories: cytokines, monoclonal antibodies and vaccines. Cytokines are medical drugs that stimulate the immune system during infections. Drug developers have hoped that the same factors that fight infections could be used to combat cancer cells. Several have been approved for commercial use, but are generally limited in their application.

Many companies are involved in developing monoclonal antibodies, which are designed to bind to specific cancer cells and target them for destruction by the immune system. These products are generally more developed, in terms of market use and acceptance, than cytokines and several have significant sales. The products realizing significant sales generally have limited or few side effects.

Cancer vaccines rely on the administration of tumor antigens to elicit an immune response that remains after the vaccine itself has disappeared. Most cancer vaccine products currently being developed require the harvesting and processing of tumor cells to make custom vaccines for each patient. Though this approach has shown promise in clinical trials, scaling-up manufacture is likely to be problematic, and these vaccines are generally considered to be a number of years away from commercial use.

CHEMOTHERAPY

Chemotherapy is the use of anti-cancer drugs to destroy cancer cells. There are over 50 different chemotherapy drugs and some are given on their own, but often several drugs may be combined. The type of chemotherapy treatment given for a particular cancer depends on many things, the type of disease, where in the body it started, what the cancer cells look like under the microscope and whether they have spread to other parts of the body.

Chemotherapy is currently the standard treatment for cancer that has or may have metastasized or spread. Chemotherapy is a systemic treatment, usually administered intravenously, but can be administered a number of ways, intended to kill cancer/tumor cells, which have spread to multiple sites. However, chemotherapy may also kill healthy dividing cells and consequently, may cause serious side effects. These side effects may include a weakening of a patient's immune system, and reduction in number of white blood cells which are necessary to combat bacterial infections, inhibition or slowing of bone marrow cell growth, which also may be accompanied with slow down in the production of red blood cells or anemia, the inability to form blood clots, diarrhea, nausea and hair loss. Generally, these side effects are temporary in nature, but most patients experience a significant degree of discomfort, and can be long term in some cases.

Chemotherapy can fail to completely eradicate micro-metastases, or the spreading of very small cancer tumors, already residing in remote organs (lung, liver, bone marrow or brain), especially when treatment is discontinued due to patients' inability to tolerate its side effects. If the cancer is not completely eradicated, it will likely continue to grow.

The need for an effective, non-toxic treatment to inhibit spreading cancers is widely recognized and numerous researchers, biotechnology and pharmaceutical companies are seeking alternatives to chemotherapy drugs. The potential for a large receptive commercial market exists for a successful approach to inhibiting spreading cancers without causing serious side effects.

IVIG OR INTRAVENOUS IMMUNOGLOBIN

Our proposed immunotherapy product, if ultimately proven to be successful on a regulatory and commercial basis, aims to harness the body's immune system, or its natural defense mechanism to destroy cancer cells.

Immunoglobulins or IVIG is a type of protein found in human blood that helps to fight off harmful bacteria, viruses and other germs. IVIG is a blood plasma-derived product containing protective antibodies normally present in the blood of healthy individuals. IVIG is used to replace the antibodies in people who are unable to produce them, thereby restoring an almost normal immune response and helping to prevent or reduce the severity of certain infections. It is widely used in the treatment of certain autoimmune diseases. Extensive use over a period of years has demonstrated that IVIG therapy is a safe, non-toxic therapy with virtually no side effects.

Currently, approximately twenty companies produce IVIG products, achieving worldwide sales of about $500 million annually. These companies manage pools of 1,000 to 20,000 blood donors who are carefully screened prior to being allowed to give blood. This donated plasma is also extensively tested for pathogens prior to use. It is this donated blood plasma that is used to manufacture IVIG, and through the combining the blood plasma of many individual donors, it is believed that the resulting combination provides superior therapy than IVIG from one individual exclusively.

The  largest  producers  of IVIG  for the  U.S.  market  are  ZLB  Bioplasma  (a
subsidiary  of  the  Australian   blood  products   company  CSL  Ltd.),   Alpha
Therapeutics, Baxter Healthcare, Bayer Biological Products and Aventis Behring.

IVIG products became commercially available in the early 1980's. There are six indications or uses approved by the U.S. Food and Drug Administration (FDA), but IVIG is also used to treat over seventy other "off-label" conditions supported by a consensus of expert opinion, mostly primary immune deficiencies or autoimmune neuromuscular disorders. Between 40% and 50% of IVIG prescriptions are written for off-label indications. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life, while patients receiving IVIG therapy for autoimmune disorders receive the therapy intermittently over a period of months, and sometimes years, depending on their condition.

IVIG is generally considered to be an expensive therapy, because it is a natural product manufactured from whole human blood. A typical dose may consist of five consecutive days of intravenous administration of 2 grams per kilogram of patients' body weight. The price of one gram of IVIG has recently ranged from $18 to $25 on the wholesale level. For a 150 pound (68.2 kilogram) individual, this translates into a price of between $2,455 and $3,410 for a full two gram per kilogram body-weight round of treatment. The cost of administration in a hospital, is also considerable and the total cost for a round of treatment can thus range from $8,500 to $20,000 per treatment.

PRE-CLINICAL AND PRELIMINARY EXPERIMENTS

ARP's scientists have already conducted certain animal experiments to test the effectiveness of IVIG immunotherapy in treating cancer, and investigated the effectiveness of IVIG treatment at various stages of disease progression with varying dosages and routes of administration. They have made preliminary progress in understanding the mechanisms under which IVIG appears to fight cancer.

While these experiments showed promising results, they are preliminary. Use of IVIG in a commercial setting would be subject to much further substantial and significant testing, and subject to certain clinical trials required by the FDA and similar regulatory bodies in other countries.

At this stage however, there can be no assurance that IVIG will evolve into a successful commercial product, gain acceptance for general use or use as a replacement for existing therapeutic products, or even be approved for use by the regulatory authorities.

These early experiments have shown that IVIG treatment appears to reduce metastases and tumor recurrence for a broad spectrum of cancers, with virtually no side effects. However, much more testing must be completed. IVIG also appears to show promise to increase the chances for long term recovery by preventing the return and spread of cancer. These preliminary experiments have also indicated that IVIG therapy holds promise as an effective anti-cancer treatment at much lower doses than is commonly used for treating immune deficiencies. This would serve to make the treatment more affordable and may enable IVIG immunotherapy to be used as a cancer prevention measure in high risk populations.

In these preliminary experiments, IVIG also appears to be effective when administered intravenously, or through several other methods of delivery into the patient's body. Alternative routes of administration could dramatically improve ease-of-use, lower the delivered price of treatments, and enable the treatment of additional conditions.

COMPETITION

Cancer therapeutics represents a major pharmaceutical market with $12 -13 billion in worldwide sales in 2001. Between 1995 and 2000, the market grew at an average annual rate of 15-20%. Average annual growth is forecast to be 8-10% through 2015. Despite the large number of patients and the high medical need for effective treatments, the cancer drug market is ranked only eighth in terms of drug sales. This corresponds to 4.0% of the total worldwide pharmaceutical market of $248 billion. In comparison, the 2001 worldwide drug market for cardiovascular diseases totaled $49 billion (19.5%), central nervous system diseases $41 billion (16.5%), and alimentary/metabolism diseases $38 billion (15.3%). The reason for the relatively small size of the cancer drug market is believed to be primarily due to the lack of effective, safe drugs.

The need for effective, safe cancer drugs has been recently demonstrated by the successful introductions of new cancer drugs that are relatively effective and safe. Rituxan(R), for the treatment of certain cancers, was approved in late 1997. By 2002, this product achieved sales of $1.57 billion. Taxotere(R), a therapeutic product for the treatment of breast cancer and certain types of lung cancer, was approved in 1996 and achieved sales of $1.35 billion in 2002.

Competition in the area of biomedical and pharmaceutical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Our Company will compete with other specialized biotechnology and pharmaceutical firms in the United States, Europe and elsewhere, many of which are significantly larger than our Company and have already achieved profitable operations. Many of these companies have focused their development efforts in the cancer therapeutics area. Many major companies have also developed or acquired internal capabilities for product development or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with our Company in recruiting and retaining highly qualified scientific personnel and consultants.

Competition within this sector itself is increasing, so we will encounter competition from existing firms that offer competitive solutions in the same disease area. These competitive companies could develop products that are superior to, or have greater market acceptance, than the products being developed by our Company. We will have to compete against other biotech and pharmaceutical companies with greater market recognition and greater financial, marketing and other resources.

INTELLECTUAL PROPERTY

Subsequent to closing with ARP, our Company, through GammaCan, will enjoy the patented protection of IVIG for treating solid tumors through two major U.S. patents (#5,562,902 and #5,965,130), and additional U.S. and international patent applications. The latest US patent was on registered on October 1999. Patent coverage includes a wide range of issues such as: a novel method of administering to a mammal a preparation of IVIG for inhibiting tumor metastasis or spreading, for treating primary tumors, and for a broad spectrum of cancerous diseases. The IVIG preparation to be administered according to this invention may contain intact or fragmented immunoglobulin molecules. The preparation may be administered intravenously, directly under the skin or subcutaneous routes, directly into a cavity (such as an organ or stomach), either as a sole agent or in combination with other agents or methods, which are commonly used for cancer treatment.

We believe anyone selling IVIG for treatment of cancer is subject to these patents.

GOVERNMENT REGULATION - PRODUCT DEVELOPMENT AND COMMERCIAL USE

We will be using and developing biotechnology and pharmaceutical products for use in treating human diseases. We will be directly affected by governmental regulations from the United States Food and Drug Administration (FDA) for these products.

The FDA regulates clinical development and marketing approval of all medical products intended for human use. The laws and regulations of the FDA place the burden of proof of safety and efficacy on the manufacture of the product. This agency possesses extensive experience with its regulatory mechanisms and applies them to all products, with differing statutes for various categories of products. Other countries have comparable regulatory agencies to the FDA, although the specific regulations may differ substantially.

The growth in this industry over the last several decades has been accompanied by growth in the extent and complexity of the FDA statutes and regulations, and of the intensity of the FDA's regulations of the development, manufacturing, distribution, marketing, promotion, advertising and use of regulated products. In the last decade, the FDA legal and regulatory obstacles to product commercialization and the penalties of non-compliance have been pivotal factors in the success or failure of companies in our industry. This is particularly true for small, emerging companies developing biopharmaceuticals and other biotechnology products.

RISK FACTORS RELATED TO OUR PROPOSED ACQUISTION

You should carefully consider, in addition to the other information contained in this quarterly report or in the documents incorporated by reference herein (particularly our 10KSB for September 30, 2003), the following risk factors, SHOULD WE CLOSE WITH ARP:

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF ADDITIONAL CAPITAL TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

We will need to raise additional capital in order to finance our anticipated losses as we continue to develop IVIG. We will also need to finance capital expenditures for equipment, intellectual property and other asset acquisitions. Our future capital requirements may be substantial, and will depend on many factors including:

     *    the duration and cost of our clinical trials
     * the progress and scope of our other collaborative and independent research, development and clinical projects
     *    the size and complexity of these programs
     *    the time and costs involved in seeking regulatory approvals
     * the time and costs involved in developing, maintaining and expanding our manufacturing facilities
     *    our business development and commercialization strategy
     * the costs associated with filing, prosecution and enforcement of patent claims

There can be no assurance that capital will be available to us on favorable terms, or at all. We may choose to raise additional capital from time to time, either through public or private debt or equity financings, licensing or other arrangements. Any additional equity financings could be dilutive to our shareholders and debt financings, if available, may subject us to restrictive covenants. Any financing done through licensing or other similar arrangements may require us to relinquish our rights to certain of our technologies, products or marketing territories. Our failure to raise capital when needed would harm our business, financial condition and results of operations.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF THE IVIG PRODUCT(S)

AT PRESENT, OUR SUCCESS DEPENDS SOLELY ON THE SUCCESSFUL COMMERCIALIZATION OF IVIG FOR OUR PROPOSED USE AS A CANCER THERAPY ALTERNATIVE.

The successful commercialization of IVIG is crucial for our success. This proposed product and its potential application is in an early stage of clinical and manufacturing/process development. It faces a variety of risks and uncertainties. Principally, these risks include the following:

     * future clinical trial results may show that IVIG at effective doses is not well tolerated by the recipients or not efficacious as compared to placebo.
     * future clinical trial results may be inconsistent with ARP's previous preliminary testing results. Data from our earlier studies may be inconsistent with clinical data.
     *    even if IVIG  is  shown  to be safe  and  effective  for its  intended purpose, we may face significant or unforeseen difficulties in obtaining/manufacturing sufficient quantities at or at reasonable prices.
     * our ability to complete the development and commercialization of IVIG for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing,  marketing  and  distribution  of IVIG  on a  worldwide basis.
     * even if IVIG products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance.
     * our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our IVIG products for some other reason, it would likely seriously harm our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN COLLABORATIVE PARTNERS OVER WHOM WE HAVE LIMITED CONTROL.

Our business will likely depend on our ability to enter into arrangements with corporate and academic collaborators relating to the testing, manufacturing, marketing and commercialization of our products. If successful, we are intending to license or sublicense that property to others. We are planning to try to have our partners assume the obligation to manufacture, market and distribute the resulting products. Consequently, our success depends upon our partners' ability to perform these tasks. There can be no assurance that we will be able to establish necessary arrangements on favorable terms, or at all, or that collaborative agreements will be successful.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS AND OPERATE WITHOUT INFRINGING UPON THE PROPRIETARY RIGHTS OF OTHERS.

We plan to continue to protect the technology that we consider important to the development of our business by filing United States and selected foreign patent applications. We currently hold several patents and pending patent applications in the United States and corresponding patents and patent applications filed in certain other countries over IVIG and its proposed use in cancer therapeutics.

The patent position of biopharmaceutical and biotechnology firms, is generally uncertain and involves complex legal and factual questions. We do not know whether any of our current or future patent applications will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to compounds or processes used by or competitive with ours. In addition, laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States or Canada.

Patent litigation is becoming widespread in the biotechnology industry and we cannot predict how this will affect our efforts to form strategic alliances, conduct clinical testing or manufacture and market any products under development. If challenged, our patents may not be held valid. We could also become involved in interference proceedings in connection with one or more of our patents or patent applications to determine priority of invention. If we become involved in any litigation, interference or other administrative proceedings, we will likely incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. In addition, an adverse determination could subject us to significant liabilities or require us to seek licenses that may not be available on favorable terms, if at all. We may be restricted or prevented from manufacturing and selling our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses.

Our commercial success will also depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are, in many cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. In the event of infringement or violation of another party's patent, we may be prevented from pursuing product development or commercialization.

In addition to patents, we are planning to rely on trade secrets and proprietary know-how to protect our intellectual property. We are planning to require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to enter into confidentiality agreements. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary information. In addition, it is possible that third parties could independently develop proprietary information and techniques substantially similar to ours or otherwise gain access to our trade secrets.

WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS THAT WILL BE NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

The manufacture and sale of therapeutic products in the United States and Canada is governed by a variety of statutes and regulations in both countries. These laws govern the development, testing, manufacture, safety, efficacy, record keeping, labelling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are ultimately marketed abroad, they would also be subject to extensive regulation by foreign governments. There can be no assurance that we will be able to obtain the required regulatory approvals or comply with the applicable regulatory requirements for any of our IVIG product(s) in development. If we are unable to obtain necessary regulatory approvals, we may not be able to commercialize our products.

The IVIG product(s) currently under development will require significant clinical testing and investment of significant funds prior to commercialization. Securing regulatory approval requires us to submit extensive clinical data and supporting information for each indication to establish the product's efficacy. The process of completing these processes is likely to take a number of years. Any delay in obtaining approvals may:

     * adversely affect the successful commercialization of our product(s) that we develop
     *    diminish any competitive advantages that we may obtain
     *    adversely affect our receipt of revenues or royalties

Additionally, if we fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, suspensions, product recalls, production suspensions, civil penalties and criminal prosecution, among other actions.

EVEN IF WE ARE ABLE TO COMMERCIALIZE OUR PRODUCTS, OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE.

Whether or not any our products gain market acceptance among the medical community in general, as well as the degree of market acceptance of any of our products, will depend on a number of factors, including:

     -    establishment and demonstration of clinical usefulness and safety
     -    cost-effectiveness of the products
     -    their potential advantage over alternative products
     -    reimbursement policies of governments and third-party payors
     -    marketing and distribution support for the products

The success of other products in our market segment in establishing the market, their pricing, their clinical usefulness or other potential advantages or disadvantages, will very likely have a major impact on the success of our product. If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be harmed. In addition, third-party payors such as government health administration authorities, managed care providers and private health insurers are increasingly challenging the price and examining the cost effectiveness of medical products and services. If these third-party payors fail to provide adequate coverage for our products, the market acceptance of the products may be adversely affected.

COMPETITION IN OUR TARGETED MARKETS IS INTENSE AND DEVELOPMENTS BY OTHER COMPANIES COULD RENDER OUR PRODUCTS OR TECHNOLOGIES NON-COMPETITIVE.

The biotechnology industry is highly competitive and subject to significant and rapid technological change. Developments by other companies within the industry could render our products or technologies non-competitive. Some of these products may be more effective or have an entirely different approach or means of accomplishing the desired effect than our products. We expect technological competition from biotechnology companies and academic research institutions to increase over time.

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Our competitors may succeed in developing products earlier and obtaining regulatory approvals and patent protection for such products more rapidly than we can.

OUR LACK OF COMMERCIAL MANUFACTURING EXPERIENCE MEANS THAT WE WILL HAVE TO INCUR SUBSTANTIAL COSTS TO DEVELOP MANUFACTURING FACILITIES OR CONTRACT WITH THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO DEVELOP OUR PRODUCTS.

In order to be successful, our products must be manufactured and/or obtained in commercial quantities in compliance with regulatory requirements and at acceptable costs. We do not have facilities to commercially manufacture our products under development and we must initially obtain the small amounts of products we require for clinical studies from contract manufacturing companies. In order to manufacture our products in commercial quantities, we will need to develop manufacturing facilities or contract with third parties to manufacture our products. We may not be able to develop or otherwise secure access to appropriate facilities and manufacturing contracts with third parties may not be available to us on favorable terms, if at all.

OUR LACK OF MARKETING AND SALES EXPERIENCE MEANS THAT WE MUST RELY ON THE EFFORTS OF OTHERS TO COMMERCIALIZE OUR PRODUCTS.

We do not have a marketing, sales or distribution capability. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on favorable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others and which efforts may not be successful. If we are unable to enter into satisfactory third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product. We may not successfully develop or obtain the necessary marketing and sales experience or have sufficient resources to do so. If we fail to establish successful marketing and sales capabilities or to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially adversely affected.

OUR DEVELOPMENT PROGRAMS AND FUTURE PRODUCTS SUBJECT US TO THE RISK OF PRODUCT LIABILITY CLAIMS FOR WHICH WE MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE COVERAGE.

Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, our principal risks relate to participants in our clinical trials who may become ill or suffer unintended consequences from our IVIG therapeutic. If we ultimately are successful in commercializing a product, claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling or using our products. There can be no assurance that we will be able to obtain or maintain sufficient and affordable insurance coverage for any of these claims and, without sufficient coverage, any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations.

OUR BUSINESS MAY BE HARMED IF WE CANNOT OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS.

We will be dependent on outside vendors for our entire supply of IVIG. If the third party suppliers were to cease production or otherwise fail to supply us with quality IVIG and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products, and to conduct testing and clinical trials would be adversely affected.

IF WE ARE UNABLE TO ENROLL SUFFICIENT PATIENTS AND CLINICAL INVESTIGATORS TO COMPLETE OUR CLINICAL TRIALS, OUR DEVELOPMENT PROGRAMS COULD BE DELAYED OR TERMINATED.

The rate of completion of our clinical trials, and those of our collaborators, is significantly dependent upon the rate of enrollment of patients and clinical investigators. Patient enrollment is a function of many factors, including:

     - efforts of the sponsor and clinical sites involved to facilitate timely enrollment
     -    patient referral practices of physicians
     -    design of the protocol
     -    eligibility criteria for the study in question
     -    perceived risks and benefits of the drug under study
     -    the size of the patient population
     -    availability of competing therapies
     -    availability of clinical trial sites
     -    proximity of and access by patients to clinical sites

We may have difficulty obtaining sufficient patient enrollment or clinician participation to conduct our clinical trials as planned, and we may need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations may lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

OUR COLLABORATIONS WITH SCIENTIFIC ADVISORS AND ACADEMIC INSTITUTIONS MAY BE SUBJECT TO RESTRICTION AND CHANGE.

We plan on working with scientific advisors and academic collaborators who will assist us in our ongoing research and development efforts. These scientists will not be our employees and may have other commitments that limit their availability to us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, although we plan on our scientific advisors and academic collaborators signing non-disclosure agreements, it is possible that valuable proprietary knowledge may become publicly known which would compromise our competitive advantage.

WE ARE SUBJECT TO INTENSE COMPETITION FOR SKILLED PERSONNEL AND THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR OUR ABILITY TO CONDUCT OUR OPERATIONS.

We will be highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited.

ADDITIONAL RISKS RELATED TO OWNING OUR SHARES

OUR SHARE PRICE WILL LIKELY BECOME HIGHLY VOLATILE.

Factors such as announcements of technological innovations, new commercial products, patents, the development of technologies (by us or others), results of clinical studies, regulatory actions, publications, financial results or public concern over the safety of our products or other related products and other factors could have a significant effect on the market price of our common shares.

PLAN OF OPERATION

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Form 10KSB for September 30, 2003.

As of the date of filing of our 10Q for June 30, 2004, we have not closed the transaction with ARP described in this report. As noted herein, the closing of the transaction with ARP is subject to our Company raising $800,000 and concurrently lending it to GammaCan prior to September 1, 2004. It is also subject to completion of a suitable employment agreement with a certain key individual, among other things.

If we cannot close this transaction, we do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly, nor will we hire additional employees in the next 12 months.

This foregoing discussion regarding our Plan of Operation is based on the assumption we close with ARP.

CLINICAL TRIALS

GammaCan's initial focus over the next several years is to demonstrate efficacy of IVIG cancer immunotherapy in human clinical trials. Efficacy is the ability of a drug or other treatment to produce the desired result when taken by its intended users. If ultimately proven to be successful, and there can be no assurance that it will be, GammaCan could be well-positioned to enter a licensing agreement with a major pharmaceutical partner for commercial market development and sales.

IVIG immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase I clinical studies (toxicity trials) are primarily conducted to establish safety. Phase II studies are designed to determine preliminary efficacy. Phase III studies are conducted to optimize therapeutic efficacy in a statistically significant manner at the levels of optimal dose, method of delivery into the body or route, and schedule of administration. Once clinical trials are completed successfully, products may receive regulatory approval.

Subject to closing with ARP and raising sufficient capital, GammaCan plans to begin enrolling patients within the quarter following closing, for a Phase II study using IVIG immunotherapy as an adjunct treatment for a wide range of cancers. Since IVIG is an established, safe therapy, we will not be required to conduct Phase I studies. Phase II clinical trials will be conducted at two or three medical centers in Israel. It is expected to take six months to enroll patients. We are planning on including several different cancers in the trial, some of which metastasize and progress quickly, so statistically significant preliminary results may be available after one year. We will continue to monitor patients for at least two years. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner to work with us to potentially commercialize the product(s) (SEE "Business Strategy).

GammaCan estimates that it will take about thirty months to complete Phase III trials and receive regulatory approval to market IVIG immunotherapy. In 2007, when GammaCan anticipates IVIG immunotherapy may be available commercially for treating cancer, provided the trials are successful, clinical trial results and applications for the product(s) will be published. These studies will enable physicians to study and ultimately prescribe IVIG therapy for a range of specific cancers. Subsequent post-marketing studies would then also be conducted to further evaluate efficacy for different population groups and different stages of disease progression.

GammaCan is also planning to conduct additional clinical trials to test new formulations of IVIG and to test IVIG immunotherapies for different cancers at different stages of disease progression with varying dosages and routes of administration. GammaCan's goal is to partner with a pharmaceutical company to conduct these further Phase II and Phase III trials, in order to attain broad-based regulatory approval.

LONG TERM BUSINESS STRATEGY

As noted previously, if IVIG shows significant promise thorough clinical trials, GammaCan plans to ultimately seek a strategic commercial partner with extensive experience commercializing and marketing cancer drugs. It is envisaged that the partner would be responsible to ensure that regulatory approvals are achieved in a timely manner and that GammaCan's IVIG immunotherapies penetrate the cancer market rapidly following FDA approval. This planned strategic partnership could provide a marketing and sales infrastructure for GammaCan's products as well as financial and operational support for global trials and other FDA requirements concerning future clinical development. GammaCan's pharmaceutical partner could also provide capital and expertise that would enable the partnership to develop new formulations of IVIG cancer immunotherapy suitable for patients at different stages of disease progression.

GammaCan also plans to establish a close relationship with at least one producer of IVIG products to co-develop new product formulations and to provide our Company with IVIG for further pre-clinical testing and clinical trials. There is considerable expertise involved in producing IVIG and significant expense and infrastructure involved in collecting and testing blood. Working together with a partner in the industry will expedite new product formulation, production and ensure a safe standardized product.

OTHER RESEARCH AND DEVELOPMENT PLANS

In addition to conducting early-stage clinical trials, GammaCan plans to conduct research to develop alternative delivery systems, to determine the optimal dosage for different patient groups and to investigate alternative sources of immunoglobulin other than human plasma. GammaCan plans to conduct research to isolate the fraction of IVIG, which is responsible for its anti-metastasis effects and to develop a synthetic version of IVIG. These formulations will be suitable for:

     *    Low-dose,    preventative   therapy   for   disease-free,    high-risk
          individuals,
     * Strong dose for use in conjunction with surgery and other cancer treatments, and
     *    Maintenance dose for use to prevent recurrence of cancer growth.

Our plan is to patent any successful inventions resulting from our further research activities.

PERSONNEL

During the next 12 months, if we close our transaction with ARP, our company plans to function with a small management staff of 3 persons. During this time, GammaCan will focus on managing Phase II clinical trials and establishing preliminary relationships with potential commercial partners. A CEO, a senior pharmaceutical marketing professional and a business development director will be recruited. The subsidiary GammaCan will also hire a VP-Regulatory Affairs who will be responsible for coordinating the clinical trials and plan to hire a Chief Medical Officer responsible for supervising the trials and assuring proper patient monitoring. These two positions will initially be on a part-time basis and will become full-time positions as activities expand in over the next 12 months. We are also planning to hire a CFO on a part-time basis. This position will also become a full time position in 2005. Prof. Shoenfeld, a key person involved in the development and preliminary trials with IVIG, is intending to serve as GammaCan's Chief scientific officer on a part-time basis. The Company plans to hire additional administrative staff as needed. Our CEO and CFO will also function in the same positions in our GammaCan subsidiary.

FACILITIES

During the quarter, we relocated our operations to Suite 1500, 800 West Pender Street, Vancouver, B.C. Canada, V6C 2V6. We occupy less than 100 square feet on a rent free basis.

Subsequent to closing the transaction with ARP, GammaCan plans to relocate and establish office and laboratory facilities of approximately 150 square meters (1,700 square feet) within six months and to add another 250 square meters of space in 2006 or 2007 as the Company grows. During an initial period, the Company plans to rent small offices.

PLANNED EXPENDITURES

Our planned expenditures (000's) for the next 12 months, assuming we close the ARP transaction include:

       R&D
           Salaries                               $   70
           Contract                                  200
           Clinical Trials                           400
           Patents and IP                             20
           Other                                     120

       Marketing
           Salaries                                  140
           Other                                     160

       General & Admin
           Salaries                                  150
           Consultants                                40
           Travel                                     50
           Professional fees                         180
          Office and other                           200
                                                  ------
       Total                                      $1,730
                                                  ======

THE $800,000 WE ARE REQUIRED TO RAISE TO CLOSE THE TRANSACTION WITH ARP IS ONLY SUFFICIENT TO FUND OUR PROPOSED OPERATIONS AND PLANNED EXPENDITURES FOR 5 MONTHS.

THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO CONCLUDE THE ARP TRANSACTION OR ANY OTHER TRANSACTION TO OBTAIN OR BUILD A VIABLE AND PROFITABLE BUSINESS, OR THAT WE WILL B E ABLE TO RAISE SUFFICIENT DEBT OR EQUITY FINANCING TO DEVELOP OUR BUSINESS(S).

RESULTS OF OPERATIONS

At June 30, 2004, we had a working capital deficiency of $40,287, compared to working capital of $20 at September 30, 2003.

At June 30, 2004, we had $nil assets. This compares with total assets at September 30, 2003 of $20, which was comprised solely of cash.

Revenues were -0- for the nine months and the third quarter ending June 30, 2004, and -0- for the comparable periods in 2003. General and administrative expenses were $40,307 for the nine months ended June 30, 2004 versus $3,821 for the same period in 2003. For the third quarter ended June 30, 2004, general and administrative expenses were $39,201 and $1,475 in 2003. Expenses for the 2004 third quarter include $37,500 payable to a consultant for services related to identification and assistance in consummating the transaction with ARP.

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

ITEM 3 - CONTROLS AND PROCEDURES

Our sole officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, he concluded that, as of the
Evaluation   Date,  our  Company  had   sufficient   procedures  for  recording,
processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On May 28, 2004, a 16.5 for 1 forward split was affected with the Delaware Secretary of State of our issued and outstanding Common Stock. As a result, it increased from 3,411,000 shares to 56,281,500 shares. Additionally, our authorized Common Stock increased from 80,000,000 shares to 100,000,000 shares (SEE ITEM 4). The forward split took effect with the OTC Bulletin Board on June 8, 2004 under the new stock symbol SJOS. Our new CUSIP number is 798212 20 5.

On June 8, 2004, Mr. Greenwood, our former director, tendered 32,284,988 shares beneficially held by him to treasury for cancellation. Subsequent to the cancellation, there are 23,996,512 issued and outstanding Common Shares in our Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 2004, our company's sole director approved Amendments to our company's Certificate of Incorporation as follows:

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

On April 20, 2004, we decided to terminate our efforts to pursue the proposed acquisition of Conquest, because it appeared we would not be successful in obtaining the necessary financing on a timely basis. Accordingly, as of the same date, our sole director passed a director's resolution to declare that these Proposed Amendments are no longer advisable and that we will not seek shareholders' approval of the Proposed Amendments. Approval from shareholders holding a majority of our Common Stock was never obtained, and we did not file a Certificate of Amendment with the Secretary of State for the State of Delaware.

Concurrent with the termination of this proposed acquisition, our sole director approved the following resolutions and gave notice to our stockholders to:

     (i) effect a 16.5 to 1 forward split (the "Forward Split") of our Common Stock, such that our issued and outstanding Common Stock increase from 3,411,000 shares to 56,281,500 shares, and our authorized capital increase from 80,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock to 1,320,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock;

     (ii) reduce the authorized share of our Common Stock following the Forward Split from 1,320,000,000 shares of Common Stock to 100,000,000 shares of Common Stock so that our authorized capital consist of 100,000,000 shares of Common Stock.

On April 20, 2004, the shareholder holding a majority of our Common Stock approved by way of a written consent resolution an Amendment to the Certificate of Incorporation to carry out the Forward Split and the subsequent reduction of the authorized shares of Common Stock.

The Forward Split and subsequent reduction of the authorized shares of Common Stock was affected with the Delaware Secretary of State on May 28, 2004.

ITEM 5. OTHER INFORMATION

In conjunction with the transaction with ARP, Mr. Greenwood, our former director, sold 699,996 shares beneficially held by him to an individual who is intended to be a key employee of GammaCan.

On June 17, 2004, Mr. Christopher Greenwood resigned as our sole Officer and Director, and was replaced by Mr. David Stephens. Mr. Stephens has been self-employed as an independent business consultant since 1999, and provides consulting services in the areas of finance, operations and regulatory disclosure. Previous to this, he provided services to a number of public and private companies conducting business in telecommunications, hydrocarbon exploration and services, and biotechnology. He has also served in an executive capacity for several publicly listed financial institutions and emerging technology companies.

Concurrent with the resignation of Mr. Greenwood, we relocated our operations to Suite 1500, 800 West Pender Street, Vancouver, B.C., Canada, V6C 2V6. Our phone number is (780) 708-0495 and our fax number is (604) 605-1173. We anticipate that we may relocate again upon closing of the transaction with ARP.

On July 5, 2004, our Director adopted a resolution changing the name of our Company to GammaCan International Inc., to better reflect our business. The name change was approved by the consent of a majority of our stockholders, which was obtained on July 8, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     3(i)  Articles of Incorporation *
     3(ii) Bylaws *
     10 Sale of Intellectual Property Agreement dated June 11, 2004 between Gammacan, Ltd. and ARP Biomed, Ltd. ***
     31.1  302 Certification of Chief Executive Officer
     32.1  906 Certification of Chief Executive Officer
     99    Certificate of Amendment of Certificate of Incorporation **
----------
* Incorporated by reference - refer to the company's initial registration statement
**   Incorporated by reference - refer to the company's 8-K filed June 8, 2004
***  Incorporated by reference - refer to the company's 8-K filed June 22, 2004

(b) Reports on Form 8-K

April 27, 2004 reporting the termination of a proposed acquisition and amendments to the company's Articles of Incorporation

June 8, 2004 reporting the 16.5 for 1 forward split of the Company's issued Common Stock and the net increase in the Company's authorized Common Stock by 20,000,000 shares

June 22, 2004 reporting the change of address for the Company, the resignation and appointment of the Company's sole officer and director, cancellation of 32,284,988 Common Shares, and the acquisition of intellectual property from ARP Biomed, Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN JOSE INTERNATIONAL, INC.

Date: July 23, 2004


By: /s/ David Stephens
-----------------------------
David Stephens, President