Form 10KSB
period 2004-09-30
GAMMACAN INTERNATIONAL INC
filed 2005-01-13
CIK 1141222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Fiscal Year Ended September 30, 2004

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-32835

                          GAMMACAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      33-0956433
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              11 Ben Gurion Street
                           54100 Givat Shmuel, Israel
                    (Address of principal executive offices)

                                  972 3 5774475
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 26,199,510 shares issued and outstanding as of January 13, 2005.

                                     PART I

ITEM 1. -  BUSINESS

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Information/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.gammacan.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

DESCRIPTION OF BUSINESS
As used in this current report, the terms "we", "us", "our", and "Gammacan" mean Gammacan International, Inc. and our subsidiary, Gammacan, Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate History

We were incorporated under the laws of the state of Delaware on October 6, 1998 under the name of San Jose International, Inc. On August 19, 2004, we changed the name of our company to Gammacan International, Inc. in the State of Delaware.

During our first quarter ended December 31, 2003, we identified a promising business prospect focused on the seismic acquisition business located in Western Canada and agreed in principal to acquire all of the shares of two Alberta based companies. However, on April 20, 2004, we decided to terminate our efforts to pursue this proposed acquisition, because it appeared we would not be successful in obtaining the necessary financing on a timely basis.

Pursuant to an agreement for purchase and sale of intellectual property between our subsidiary, Gammacan, Ltd., and ARP Biomed, Ltd. ("ARP"), we completed the purchase and sale of the intellectual property on August 17, 2004. As a result, we now own all of ARP's rights and interests in the intellectual property assets (the "Intellectual Property") consisting of intravenous immunoglobulin ("IVIG") research and development, patents and other intellectual property, which appears to hold promising potential for the clinical treatment for various cancer types. In consideration for acquiring the Intellectual Property, we have issued to ARP 12.5% of the common shares of Gammacan, Ltd.

Business Subsequent to the Acquisition of the Intellectual Property

With the acquisition of the Intellectual Property, we are now focused on the commercialization of an anti-cancer immunotherapy that appears to be effective in reducing the metastatic spread of a wide range of cancers. Our proposed treatment will be based on intravenous immunoglobulin or IVIG, a safe, minimally-toxic human plasma-based product, currently used to treat a variety of immune deficiencies and autoimmune diseases, and replace the antibodies in people who are unable to produce them. Antibodies are naturally occurring, disease fighting proteins or compounds produced by healthy people. Intravenous implies the direct injection or delivery, via certain equipment, into the patient's bloodstream. In preliminary studies, IVIG appears to boost and strengthen cancer patient's immune systems or antibody levels, which may be successful in fighting cancer. Although there can be no assurance, many experts currently view IVIG as a promising future alternative or complementary therapy to today's standard chemotherapies and biological therapies.

Current Cancer Statistics

Cancer is a disease of the body's cells. Cells in all the tissues and organs of the body constantly grow and divide to replace old and damaged cells and maintain the health of the body. Normally, all cells divide and reproduce themselves in an orderly and controlled manner. In cancer, however, some cells keep dividing without proper control, forming a lump (which is called a primary tumor). In leukaemia, or cancer of the blood, too many white blood cells are produced.

Sometimes cancer cells break away from a tumor and travel to other parts of the body through the bloodstream or lymphatic system. The lymphatic system is a network of fine channels - called lymph vessels - which run throughout the body and are part of the body's protection against infection and cancer. When the cancer cells reach other parts of the body they may settle and start to develop into new tumors. These are known as secondary cancers/tumors or metastases.

Primary tumors, while still localized, can be treated through surgery and radiation. However, cancers tend to metastasize, or spread, and form secondary tumors in other locations throughout the body. Most existing therapeutics or treatments fail because the cancer has metastasized and formed multiple tumors. Many cancer victims with operable tumors ultimately succumb to metastatic or spreading cancer following surgery

The extent to which metastases occur varies with the type of primary tumor. Melanoma or skin cancer, breast cancer, lung cancer, colon cancer and prostate cancer are among the types of cancer that frequently metastasize or spread. When metastasis takes place, the secondary tumors may form at a number of sites in the body. Lungs, liver, brain and bone are the most common sites of secondary tumors.

Cancer therapeutics represents a major multibillion pharmaceutical market. This market continues to grow in particular in response to the introduction of new an more effective treatments. New products that have been introduced to the market in recent years such as Mabthera Irressa, Gleevec, Avastin, Rituxan and others seem to fuel increased growth both as these more effective, and thus more costly, treatments replace conventional less effective, and because these new therapies are being used in conjunction with conventional therapies.
Current Cancer Treatments

Current cancer treatments include surgery, radiation, and chemotherapy. These treatments can be ineffective because they are either unable to target cancer cells throughout the body or they give rise to serious and life-threatening side effects. Consequently, the medical community is still a long way from winning the war on cancer. The key success factors for new therapeutic approaches in the cancer area seem to be less toxicity than what is available today and higher rates of efficacy, at least in some patients. Modern immunotherapies tend to be targeted towards certain patients in whom particular antigens are expressed in their tumors, but these drugs may have no or little effect in other patients. Thus, the new generation of anti-cancer therapies tend to be more effective in patients where they are applicable, but less effective in other patients.

The alternative to the traditional cancer treatments is the use of various immunotherapies based on enhanced understanding of cancer biology in recent years. Current efforts to deliver effective cancer immunotherapies generally fall into three categories: cytokines, monoclonal antibodies and vaccines. Cytokines are medical drugs that stimulate the immune system during infections. Drug developers have hoped that the same factors that fight infections could be used to combat cancer cells. Several have been approved for commercial use, but they are generally limited in their application.

Many companies are involved in developing monoclonal antibodies, which are designed to bind to specific cancer cells and target them for destruction by the immune system. These products are generally more developed, in terms of market use and acceptance, than cytokines and several have significant sales. The monoclonal antibody products realizing significant sales generally have limited or few side effects.

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

The need for effective, minimally-toxic treatments to inhibit spreading cancers is widely recognized and numerous researchers, biotechnology and pharmaceutical companies are seeking alternatives to chemotherapy drugs. The potential for a large receptive commercial market exists for a successful approach to inhibiting spreading cancers without causing serious side effects.

IVIG or Intravenous Immunoglobulin

Our proposed immunotherapy product, if ultimately proven to be successful on a regulatory and commercial basis, aims to harness the body's immune system, or its natural defense mechanism to destroy cancer cells. Our proposed product is intended to be used in the prevention of recurrence of cancer and to prevent metastatic spread in patients. This use would suggest a long-term treatment in which patient would receive IVIG for extended periods of time (possible for five years as is the case of Tamoxifen for the prevention of breast cancer recurrence). IVIG seems particularly suitable for long term treatments as it has already been established as a long-term tolerable treatment with minimal side effects even after year-long use.

Immunoglobulin or IVIG is a type of protein found in human blood that helps to fight off harmful bacteria, viruses and other germs. IVIG is a blood plasma-derived product containing protective antibodies normally present in the blood of healthy individuals. IVIG is used to replace the antibodies in people who are unable to produce them, thereby restoring an almost normal immune response and helping to prevent or reduce the severity of certain infections. It is widely used in the treatment of certain autoimmune diseases. Extensive use over a period of years has demonstrated that IVIG therapy is a safe, non-toxic therapy with virtually no side effects.

According to the Marketing Research Bureau, Inc, Orange, CT the annual world market for IVIg is currently approximately 55 tons. There are in excess of 20 manufacturers of IVIg products and typically, these companies manage pools of 1,000 to 20,000 blood donors who are carefully screened prior to being allowed to give blood. This donated plasma is also extensively tested for pathogens prior to use. It is this donated blood plasma that is used to manufacture IVIG, and through the combining the blood plasma of many individual donors, it is believed that the resulting combination provides superior therapy than IVIG from one individual exclusively.

The largest producers of IVIG for the U.S. market are ZLB-Behring (a subsidiary of .Aventis), Alpha Therapeutics, Baxter Healthcare, and Bayer Biological Products.

IVIG products became commercially available in the early 1980's. There are six indications or uses approved by the U.S. Food and Drug Administration (the "FDA"), but IVIG is also used to treat over seventy other "off-label" conditions supported by a consensus of expert opinion, mostly primary immune deficiencies or autoimmune neuromuscular disorders. Industry experts claim that many present IVIG prescriptions are written for off-label indications and roughly deducting the estimated use of IVIg for the indicated uses from the total sales, indicate that as much as 40-50% of uses could be off-label. Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life, while patients receiving IVIG therapy for autoimmune disorders receive the therapy intermittently over a period of months, and sometimes years, depending on their condition.

IVIG is generally considered to be an expensive therapy, because it is a natural product manufactured from whole human blood. A typical dose may consist of five consecutive days of intravenous administration of 2 grams per kilogram of patients' body weight. According to the International Blood/Plasma News, December 2004 issue, U.S. prices range from about $39 per gram for lyophilized preparations to a high of about $55 per gram for a 5%liquid product.

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

Intellectual Property

Our success will depend in part on our ability to obtain patent protection for our Intellectual Property. Subsequent to our acquisition of the Intellectual Property from ARP, we enjoy the patented protection of IVIG for treating solid tumors through two major U.S. patents (#5,562,902 and #5,965,130), and additional U.S. and international patent applications. The latest US patent was registered in October 1999. Patent coverage includes a wide range of issues such as: a novel method of administering to a mammal a preparation of IVIG for inhibiting tumor metastasis or spreading, for treating primary tumors, and for a broad spectrum of cancerous diseases. The IVIG preparation to be administered according to this invention may contain intact or fragmented immunoglobulin molecules. The preparation may be administered intravenously, directly under the skin or subcutaneous routes, directly into a cavity (such as an organ or stomach), either as a sole agent or in combination with other agents or methods, which are commonly used for cancer treatment. We believe anyone selling IVIG for treatment of cancer is subject to these patents. However, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that have been or may be issued to us. Since patent applications in the United States are maintained in secrecy for the initial period of time following filing, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. It has not been, but is now our policy to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also will commence to require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements will generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Research and Development

Foundational Research

Scientists have conducted extensive pre-clinical research to test the effectiveness of IVIG immunotherapy in treating cancer. They have employed mice models of various types of cancers as well as various types of human cancers introduced into immune deficient (SCID) mice. They have investigated the effectiveness of IVIG treatment at various stages of disease progression, using alternative dosages and routes of administration. These pre-clinical and preliminary experiments have shown that IVIG treatment prevents metastases and tumor recurrence for a broad spectrum of cancers with little or no side effects.

IVIG treatment was shown to potentially work in conjunction with surgery to provide long-term recovery. While surgery provides an effective short term mechanism for treating localized cancer tumors, IVIG treatment was shown to increase the chances of long term recovery by preventing the return or spread of the cancer. Parallel studies conducted in melanoma, carcinomas and sarcomas confirm these results.


Most pre-clinical experiments were conducted using a standard dosage of 2.0 grams per kilogram body weight. Additional experiments have shown that our proposed therapy is effective with low doses of IVIG representing 1% (20 milligrams per kilogram body weight) of the standard IVIG dosage. These experiments suggest that IVIG treatment could be affordably administered as a preventative measure. IVIG has been shown in mice experiments to be effective when administered subcutaneously, intravenously, or through intra-cavitary injection. The option of alternative routes of administration dramatically improves ease-of-use and enables the treatment of previously untreatable conditions such as intra-peritoneal spread (i.e. ovarian carcinoma). IVIG has also been shown to be effective when administered as a whole molecule or as a fraction. All this preclinical research was performed by ARP Biomed, Ltd., prior to the transaction with Gammacan.

Product Development

Our initial focus over the next several years is to demonstrate efficacy of IVIG cancer immunotherapy in human clinical trials. Efficacy is the ability of a drug or other treatment to produce the desired result when taken by its intended users.

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

Since IVIG is an established, safe therapy, we will not be required to conduct Phase I studies. We plan to begin enrolling patients in the first quarter of 2005 for a Phase II study using IVIG immunotherapy for a range of cancers. Phase II clinical trials will be conducted at two or more medical centers in Israel or abroad if management deems this to be beneficial. It is expected to take at least six months to enroll patients. We are planning on including several different cancers in the trial. Preliminary results could be available during the first year of trial. We will probably continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IVIg treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner to work with us to potentially commercialize the products. This commercialization will include pivotal clinical trials in accordance with regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess. We are considering a trial in order to test the potential use of IVIg as a long term treatment to prevent the recurrence of cancer in patient who have been diagnosed and successfully treated. This trial, will take a number of years since the end-point will be related to long-term effects.

Employees

During the next 12 months, we plan to function with a small management staff. During this time, we will focus on managing Phase II clinical trials and establishing preliminary relationships with potential commercial partners. Currently we have three employees, of which two are executives and one is Director of Clinical Affairs.

Competition

Competition in the area of biomedical and pharmaceutical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Our competitors include major pharmaceutical, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain other products manufactured or under development by competitors that are used for the treatment of the diseases and health conditions that we have targeted for product development. There can be no assurance that developments by others will not render our technology obsolete or noncompetitive, that we will be able to keep pace with new technological developments or that our technology will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with our company in recruiting and retaining highly qualified scientific personnel and consultants.

Competition within this sector itself is increasing, so we will encounter competition from existing firms that offer competitive solutions in the cancer treatment solutions. These competitive companies could develop products that are superior to, or have greater market acceptance, than the products being developed by our company. We will have to compete against other biotechnology and pharmaceutical companies with greater market recognition and greater financial, marketing and other resources.

Our competition will be determined in part by the potential indications for which our technology is developed and ultimately approved by regulatory authorities. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our potential corporate partners, can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. We expect our technology, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value and patent position.

Government Regulations and Supervision

We will be using and developing biotechnology and pharmaceutical products for use in treating human diseases. We will be directly affected by governmental regulations from the United States Food and Drug Administration for these products.

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

The principal activities which must be completed prior to obtaining approval for marketing in the United States are as follows:

       a)Pre-clinical Studies. Pre-clinical studies are conducted in animals to test pharmacology, efficacy and toxicology and to do manufacturing and formulation work based on in vivo results.

       b)Phase I Clinical Trials. Phase I clinical trials consist of testing a product in a small number of humans for its safety (toxicity), dose tolerance and pharmacokinetic properties.

       c)Phase II Clinical Trials. Phase II clinical trials usually involve a larger patient population than is required for Phase I trials and are conducted to evaluate the effectiveness of a product in patients having the disease or medical condition for which the product is indicated. These trials also serve to identify possible common short-term side effects and risks in a larger group of patients.

       d)Phase III Clinical Trials. Phase III clinical trials involve conducting tests in an expanded patient population at geographically dispersed test sites (i.e. multi-centre trials) in a controlled and/or uncontrolled environment to establish clinical safety and effectiveness. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling.

Since IVIG is an established, safe therapy, we will not be required to conduct Pre-Clinical and Phase I Clinical Trials. Two key factors that influence the rate of progression of the remaining clinical trials are the rate at which patients can be recruited to participate in the research program, and whether effective treatments are currently available for the disease the drug is intended to treat. Patient recruitment is largely dependent upon the incidence and severity of the disease and the alternative treatments available. Regulatory agencies can demand more patients and longer exposure if they deem it prudent, so as to better assess the relative safety compared with the long-term efficacy of the drug.

The results of the pre-clinical tests and clinical trials are submitted to the FDA in the form of a biologic license application for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA requires that adverse affects be reported to the FDA and may also require post-marketing testing to monitor for adverse affects, which can involve significant expense.

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

Risk Related to Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

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

The successful commercialization of IVIG is crucial for our success. This proposed product and its potential application is in an early stage of clinical and manufacturing/process development. It faces a variety of risks and uncertainties. Principally, these risks include the following:

                o future clinical trial results may show that IVIG at effective doses is not well tolerated by the recipients or not efficacious as compared to placebo.
                o future clinical trial results may be inconsistent with ARP's previous preliminary testing results. Data from our earlier studies may be inconsistent with clinical data.
                o even if IVIG is shown to be safe and effective for its
                  intended purpose, we may face significant or unforeseen difficulties in obtaining/manufacturing sufficient quantities at or at reasonable prices.
                o our ability to complete the development and commercialization of IVIG for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of IVIG on a worldwide basis.
                o even if IVIG products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance.
                o our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our IVIG products for some other reason, it would likely seriously harm our business.

We may require significant additional financing before our products may be marketed.

We have raised an approximately $2.1 in two private placements of our securities and we anticipate that this amount will only be sufficient to fund our proposed operations for 12 months. Accordingly, our ability to continue develop and, if warranted, commercialize our proposed IVIG products, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

-     continued scientific progress in our research and development programs;

- costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

-     competing technological and market developments;

-     our ability to establish additional collaborative relationships; and

- the effect of commercialization activities and facility expansions if and as required.


We have limited financial resources and to date and no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

The manufacture and sale of therapeutic products in the United States and Canada is governed by a variety of statutes and regulations in both countries. These laws govern the development, testing, manufacture, safety, efficacy, record keeping, labelling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are ultimately marketed abroad, they would also be subject to extensive regulation by foreign governments. There can be no assurance that we will be able to obtain the required regulatory approvals or comply with the applicable regulatory requirements for any of our IVIG products in development. If we are unable to obtain necessary regulatory approvals, we may not be able to commercialize our products.

The IVIG products currently under development will require significant clinical testing and investment of significant funds prior to commercialization. Securing regulatory approval requires us to submit extensive clinical data and supporting information for each indication to establish the product's efficacy. The process of completing these processes is likely to take a number of years. Any delay in obtaining approvals may:

      o adversely affect the successful commercialization of our product(s) that we develop
      o     diminish any competitive advantages that we may obtain
      o     adversely affect our receipt of revenues or royalties

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

We will be highly dependent on the principal members of our management and scientific staff, especially Dr. Dan J. Gelvan, our Chief Executive Officer, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of Gammacan, Ltd. The loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited.

"Penny Stock" Rules may restrict the market for the Company's shares

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Our Principal Facilities are Located in Israel, which Has Historically Experienced Military and Political Unrest.

Our principal facilities are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

In addition, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel defense forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 54 years old, depending upon the nature of their military service.


Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Lack of Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.


ITEM 2 - PROPERTIES

Our principal executive offices are located in approximately 635 square feet of office space in Givat Shmuel. The lease for such space expires on May 19 , 2005. The aggregate annual base rental for this space is approximately $8,000. We have an option to extend this lease for an additional two periods of 12 months following May 19, 2005. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on the over-the-counter bulletin board in June 2004 under the symbol "GCAN". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                            High          Low
         2004                 $             $
         ----
First Quarter                              --
Second Quarter
Third Quarter               0.76         0.51
Fourth Quarter              2.50         0.75

As of January 12 2005, there were approximately 79 holders of record of our common stock and the closing bid quotation of our common stock was $1.77 per share.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on the Common Shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Issuance of Securities

On August 13, 2004 we entered into subscription agreements for the sale of 1,224,998 units to 11 offshore and 3 accredited investors at a purchase price of $0.75 per unit for total proceeds of $918,750. Each Unit consisted of one share of our common stock and one common stock purchase warrant, which entitles the holder to purchase an additional common share for $1.50 on or before August 13, 2005.

On November 11, 2004 we entered into subscription agreements for the sale of 978,000 units to 2 offshore investors and 5 accredited investors at a purchase price of $1.25 per unit for total proceeds of $1,222,000. Each unit consisted of one common share and one common share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months.

For each sale of these units we relied on either the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, or Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

Our initial focus over the next several years is to demonstrate efficacy of IVIG cancer immunotherapy in human clinical trials. Efficacy is the ability of a drug or other treatment to produce the desired result when taken by its intended users. If ultimately proven to be successful, and there can be no assurance that it will be, we could be well-positioned to enter a licensing agreement with a major pharmaceutical partner for commercial market development and sales.

We plan to begin enrolling patients in the first two quarters of 2005, for a Phase II study using IVIG immunotherapy for a range of metastatic cancers. Since IVIG is an established, safe therapy, we will not be required to conduct Phase I studies. Phase II clinical trials will be conducted at no less than two medical centers in Israel. It is expected to take at least six months to enroll patients. We are planning on including several different cancers in the trial, and preliminary results should be available during the first year of trial. We may decide to continue to monitor patients for an extended period of time in order to observe positive and negative effects arising at a later stage. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner to work with us to potentially commercialize the products.

We expect that it will take a number of years to receive final approval and registration of an IVIg preparation for use as an anti-cancer reagent. However, the company's strategy is to collaborate with a suitable IVIg manufacturer and license them the rights to use IVIg as an anti-cancer agent, wherefore the company's expected revenue stream is not entirely dependent upon the registration of the IVIg products.

We are also contemplating to conduct additional clinical trials to test new formulations of IVIG and to test IVIG immunotherapies for different cancers at different stages of disease progression with varying dosages and routes of administration. Our goal is to partner with a pharmaceutical company to conduct these further Phase II and Phase III trials, in order to attain broad-based regulatory approval.

Long Term Business Strategy

As noted previously, if IVIG shows significant promise thorough clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in commercialization and marketing of cancer drugs and or therapeutic proteins. It is envisaged that the partner, or partners, would be responsible for ensuring regulatory approvals and registrations in a timely manner and for the penetration of the IVIG immunotherapies to the market. . This planned strategic partnership, or partnerships, could provide a marketing and sales infrastructure for our products as well as financial and operational support for global trials and other FDA requirements concerning future clinical development. Our future strategic partner, or partners, could also provide capital and expertise that would enable the partnership to develop new formulations of IVIG cancer immunotherapy suitable for patients at different stages of disease progression as well as IVIg derivatives.


Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct research to develop alternative delivery systems, to determine the optimal dosage for different patient groups and to investigate alternative sources of immunoglobulin other than human plasma. We plan to conduct research to isolate the fraction of IVIG, which is responsible for its anti-metastatic effects and to develop a potential synthetic version of IVIG. These formulations will be suitable for:

o     Low-dose, preventative therapy for disease-free, high-risk individuals,
o Strong dose for use in conjunction with surgery and other cancer treatments, and
o     Maintenance dose for use to prevent recurrence of cancer growth.
o     Others

Our plan is to patent any successful inventions resulting from our further research activities.

Other Strategic Plans

We are considering in-licensing and other means of obtaining additional lead molecules for our product portfolio. The aim of this is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Planned Expenditures

The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:


Category                                                          Amount

Research & Development                                          $810,000
----------------------

Marketing and Business Development                              $190,000
----------------------------------

General & Administrative Expenses                               $770,000
----------------------------------

Total                                                         $1,770,000


We are considering expanding and accelerating our planned clinical trials program for IVIG. Ultimately, such a change may enable our company to commercialize the product sooner if the trials prove to be successful. If we decide to adjust our program, we anticipate that our related clinical trial costs over the next 12 months would increase by approximately $1 million. The decision to proceed will be based on several major factors, one of which is the ability of our company to attract sufficient financing on acceptable terms.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of Gammacan and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. Gammacan believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of Gammacan. No assurances are made that actual results of operations or the results of GammaCan's future activities will not differ materially from its assumptions.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly - San Jose International, Inc.)
                          (A Development Stage Company)
                               2004 ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                      Page

 REPORTS OF INDEPENDENT REGISTERED PUBLIC
   ACCOUNTING FIRM - Report of Kesselman & Kesselman                   F-1
 REPORTS OF INDEPENDENT AUDITORS -
   Report of Armando C. Ibarra                                         F-2
CONSOLIDATED FINANCIAL STATEMENTS:
    Balance sheets                                                     F-3
    Statements of operations                                           F-4
    Statements of changes in stockholders' equity                      F-5
    Statements of cash flows                                           F-6
    Notes to financial statements                                   F-7 - F-16

                                             Kesselman & Kesselman
                                             Certified Public Accountants (Isr.)
                                             Trade Tower, 25 Hamered Street
                                             Tel Aviv 68125 Israel
                                             P.O Box 452 Tel Aviv 61003
                                             Telephone +972-3-7954555
                                             Facsimile +972-3-7954556

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GammaCan International Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of GammaCan International Inc. (A Development Stage Company; hereafter - the "Company") and its subsidiary as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and cumulatively, for the period from October 1, 2003 to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from October 6, 1998 (date of incorporation) to September 30, 2003, which totals reflect a deficit of $15,640 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated November 17, 2003, expressed an unqualified opinion on the cumulative amounts.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of September 30, 2004, the consolidated results of operations, changes in stockholders' equity and cash flows for the year then ended and cumulatively, for the period from October 1, 2003 to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As explained in note 1a to the financial statements, subsequent to September, 30, 2005, the Company may be dependent on obtaining additional funding in order to continue its research and development activity.


/s/ KESSELMAN & KESSELMAN
---------------------------
Kesselman & Kesselman
A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
    January 13, 2005

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had significant losses since inception. This condition raises substantial doubt as to its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA-APC
---------------------------------
Armando C. Ibarra, CPA-APC

November 17, 2003
Chula Vista, California

371 'E' Street, Chula Vista, CA 91910 Tel: (619) 422-1348 Fax: (619) 422-1465

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly - San Jose International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30
                                                                                 ------------------------------
                                                                                      2004            2003
                                                                                 -------------    -------------
                                      A s s e t s
CURRENT ASSETS:
    Cash                                                                         $     705,868    $          20
    Prepaid expenses                                                                    11,029
    Other                                                                                5,971
                                                                                 -------------    -------------
           T o t a l  current assets                                                   722,868               20
                                                                                 -------------    -------------
PROPERTY AND EQUIPMENT, NET (see note 2)                                                 3,899
                                                                                 -------------    -------------
           T o t a l  assets                                                     $     726,767    $          20
                                                                                 =============    =============

                         Liabilities and stockholders' equity
CURRENT LIABILITIES:
     Accounts payable                                                            $     140,901
     Payroll and related expenses                                                       16,317
                                                                                 -------------
           T o t a l  current liabilities                                              157,218
                                                                                 -------------

COMMITMENTS (see note 3)
                                                                                 -------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $ 0.0001 par value (20,000,000 shares
       authorized; none issued and outstanding)
    Common stock, $ 0.0001 par value (100,000,000 and 1,320,000,000 authorized shares as of September 30, 2004 and 2003,
       respectively; 25,221,510 and 56,281,500 shares issued and
       outstanding as of September 30, 2004 and 2003, respectively)                      2,522            5,628
    Additional paid-in capital                                                         941,619           10,032
     Warrants                                                                          139,494
    Deficit accumulated during the development stage                                  (514,086)         (15,640)
                                                                                 -------------    -------------
           T o t a l  stockholders' equity                                             569,549               20
                                                                                 -------------    -------------
           T o t a l  liabilities and stockholders' equity                       $     726,767    $          20
                                                                                 =============    =============

    The accompanying notes are an integral part of the financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly - San Jose International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Period from
                                                                                 October 6,
                                                        Year ended               1998* to
                                                       September 30             September 30,
                                              ------------    ------------    ------------
                                                   2004              2003          2004

                                              ------------    ------------    ------------
RESEARCH AND DEVELOPMENT COSTS (see note 7)   $    166,992    $         --    $    166,992
GENERAL AND ADMINISTRATIVE
    EXPENSES (see note 8)                          343,829           4,857         359,469
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY         (12,375)                        (12,375)
                                              ------------    ------------    ------------
NET LOSS FOR THE PERIOD                       $   (498,446)   $     (4,857)   $   (514,086)
                                              ============    ============    ============
BASIC AND DILUTED LOSS PER 1000
    COMMON SHARES                             $     (10.91)   $      (0.09)
WEIGHTED AVERAGE NUMBER OF COMMON
                                              ============    ============
    SHARES USED IN COMPUTING BASIC AND
    DILUTED LOSS PER COMMON SHARE               45,672,962      56,281,500
                                              ============    ============


                       * Incorporation date, see note 1a.

    The accompanying notes are an integral part of the financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly - San Jose International, Inc.)
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Common stock -   Common       Additional
                                                        number of      stock         paid-in
                                                         shares        amount        capital        Warrants
                                                       ----------    -----------    -----------    -----------
BALANCE AS OF OCTOBER 6, 1998                                  --    $        --    $        --    $        --
Common stock issued on October 6, 1998                  1,650,000            165           (155)
Common stock issued on October 9, 1998                  2,722,500            272           (107)
Common stock issued on October 10, 1998                   198,000             20            100
Common stock issued on December 1, 1998                 9,900,000            990          2,010
Common stock issued on April 7, 1999                      561,000             56            284
Net loss
                                                       ----------    -----------    -----------

BALANCE AS OF SEPTEMBER 30, 1999                       15,031,500          1,503          2,132
Common stock issued on September 30, 2000              41,250,000          4,125            875
                                                       ----------    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2000                       56,281,500          5,628          3,007
Net loss
                                                       ----------    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2001                       56,281,500          5,628          3,007
Net loss
                                                       ----------    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2002                       56,281,500          5,628          3,007
Contributed capital                                                                       7,025
Net loss
                                                       ----------    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2003                       56,281,500          5,628         10,032
Cancellation of shares - June 8, 2004                 (32,284,988)        (3,228)         3,228
Common stock and warrants issued on August 13, 2004     1,224,998            122        779,134        139,494
Gain on issuance of subsidiary
     stock on August 17, 2004, see also note 1                                           86,625
Economic value of exercised option
     on August 17,2004, see also note 1                                                  62,600
Net loss
                                                       ----------    -----------    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2004                       25,221,510    $     2,522    $   941,619    $   139,494
                                                       ==========    ===========    ===========    ===========



                                                    Accumulated
                                                      deficit        Total
                                                    -----------    -----------
BALANCE AS OF OCTOBER 6, 1998                       $        --    $        --
Common stock issued on October 6, 1998                                      10
Common stock issued on October 9, 1998                                     165
Common stock issued on October 10, 1998                                    120
Common stock issued on December 1, 1998                                  3,000
Common stock issued on April 7, 1999                                       340
Net loss                                                 (3,444)        (3,444)
                                                     -----------    -----------

BALANCE AS OF SEPTEMBER 30, 1999                         (3,444)           191
Common stock issued on September 30, 2000                                5,000
                                                    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2000                         (3,444)         5,191
Net loss                                                 (3,108)        (3,108)
                                                    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2001                         (6,552)         2,083
Net loss                                                 (4,231)        (4,231)
                                                    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2002                        (10,783)        (2,148)
Contributed capital                                                      7,025
Net loss                                                 (4,857)        (4,857)
                                                    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2003                        (15,640)            20
Cancellation of shares - June 8, 2004
Common stock and warrants issued on August 13, 2004                    918,750
Gain on issuance of subsidiary
     stock on August 17, 2004, see also note 1                          86,625
Economic value of exercised option
     on August 17,2004, see also note 1                                 62,600
Net loss                                               (498,446)      (498,446)
                                                    -----------    -----------
BALANCE AS OF SEPTEMBER 30, 2004                    $  (514,086)   $   569,549
                                                    ===========    ===========

----------
* Incorporation date, see note 1a.

    The accompanying notes are an integral part of the financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly - San Jose International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Period from
                                                                                                   October 6,
                                                                            Year ended              1998* to
                                                                            September 30           September 30,
                                                                 ------------------------------   -------------
                                                                        2004            2003           2004
                                                                 -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $    (498,446)   $      (4,857)  $    (514,086)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Income and expenses not involving cash flows:
       Depreciation                                                         59                               59
       Common stock issued for services                                                                   3,000
       Minority interests in losses of subsidiary                      (12,375)                         (12,375)
       Acquisition of research and development in process              100,000                          100,000
       Option exercise costs                                            62,600                           62,600

    Changes in assets and liabilities:
       Increase in prepaid expenses                                    (11,029)                         (11,029)
       Increase in other current assets                                 (5,971)                          (5,971)
       Increase (decrease) in current liabilities                      156,218           (2,294)        156,218
                                                                 -------------    -------------   -------------
       Net cash used in operating activities                          (208,944)          (7,151)       (221,584)
                                                                 -------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES -
     purchase of property and equipment                                 (3,958)                          (3,958)
                                                                 -------------                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution to additional paid in capital                                           7,025          12,319
     Issuance of common stock and warrants                             918,750                          919,091
                                                                 -------------                    -------------
     Net cash provided by financing activities                         918,750            7,025         931,410
                                                                 -------------    -------------   -------------
INCREASE (DECREASE) IN CASH                                            705,848             (126)        705,868
CASH AT BEGINNING OF PERIOD                                                 20              146
                                                                 -------------    -------------   -------------
CASH AT END OF PERIOD                                            $     705,868    $          20   $     705,868
                                                                 =============    =============   =============

 The company had no income taxes and interest cash payments during the reported periods.

                       * Incorporation date, see note 1a.

    The accompanying notes are an integral part of the financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

      a. Organization:

      GammaCan International Inc. (A Development Stage Company; "the Company") was incorporated on October 6, 1998, under the laws of the State of Delaware, as San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with Statement of financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage enterprises", the Company is considered a development stage company.

      Through September 30, 2004, the Company has incurred losses in an aggregate amount of $514,086. Such losses have resulted from the Company's activities as a development stage company. The Company's management estimated that it would be able to finance its operations from its current reserves and the cash raised in November 2004 (see note 10) for the coming year. Continuation of the Company's current operations after utilizing the mentioned reserves during the year ending September 30, 2005, is dependent upon obtaining financial support from investors until profitable results are achieved.

      On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International, Inc.".

      During August 2004 the Company acquired, through GammaCan Ltd., formerly a wholly owned subsidiary (hereafter - "the subsidiary"), from ARP Biomed, Ltd. ("ARP"), an Israeli Company, all of ARP's interest in research and development, patents and intellectual property (hereafter - "Intellectual Property" or "research and development in process") to provide clinical treatment for various cancer types, in consideration for the issuance of 12.5% of the subsidiary's stock to ARP. Under the terms of the agreement, which was signed between the parties, the Company had to raise $800,000 and lend those funds to the subsidiary, which will use those funds to commence clinical trials and further research and development utilizing the Intellectual Property. The Intellectual Property was valued at $100,000.

      The gain on issuance of the subsidiary's stock, totaling $86,625, is presented as a capital surplus within the "Stockholders' Equity" due to the fact that there is no certainty of the realization of this gain.

      The costs of registered patents, paid by the Company in connection with acquisition of the Intellectual Property, were carried to research and development costs.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

      The intellectual property being acquired included registered patents in the United States and certain other countries, pending patents in other countries, know-how, trial protocols and manuscripts.

      On June 21, 2004, a company owned by the Company's sole officer and director at that time, was granted an option by one of the shareholders to purchase 100,000 options at $0.01 per share. The economic value of this option is presented as an expense in the amount of $62,600. The option was exercised on August 17, 2004.

      b. Accounting principles

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

      c. Use of estimates in the preparation of financial statements

      The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

      d. Functional currency

      The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the US dollar ("US$" or "dollar"). Most of the Company's research and development cost are incurred in dollars. A significant part of the Company's capital expenditures and most of its financing is in dollars. Thus, the functional currency of the Company and its subsidiary is the dollar.

      Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions - exchange rates at transaction dates or average rates and (2) for other items (derived from non-monetary balance sheet items) - historical exchange rates. The resulting transaction gains or losses are carried to financial income or expenses, as appropriate.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

      e. Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary GammaCan Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

      f. Property and equipment

      1) Property and equipment are recorded at cost, less accumulated depreciation.

      2) The assets are depreciated by the straight-line method over the estimated useful lives of the assets.

Annual rates of depreciation are as follows:

                                                                  %
                                                                ----
             Computers and peripheral equipment                  33

             Office furniture and equipment                     6-15

      g. Deferred income taxes

      Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

      Regarding the Israeli subsidiary, paragraph 9(f) of FAS 109,"Accounting for Income Taxes", prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and those that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

      h. Research and development

      Research and development costs are expensed as incurred.

      Acquisition of research and development in process and the costs of registered patents, that have not yet reached technological feasibility and have no alternative future use, are expensed as incurred.

      i. Comprehensive income (loss)

      The Company has no other comprehensive income (loss) components other than net loss for the reported periods.

      j. Loss per share

      Basic and diluted net losses per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS128"), for all periods presented. Outstanding share options, and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all periods presented. The total number of common stocks related outstanding options and warrants excluded from the calculations of diluted net loss was 2,674,998 for the years ended September 30, 2004.

      k. Stock based compensation

      The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with FAS 123 - "Accounting for Stock-Based Compensation" ("FAS 123"), the Company discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in FAS 123.

                    GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

      The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:

                                                                        Year ended September 30,
                                                                       ------------------------
                                                                          2004            2003
                                                                       ---------        -------
      Net loss as reported                                             $(498,446)       $(4,857)
      Deduct: stock based employee compensation
          expense determined under fair value
          method for all awards, net of related tax effects             (122,411)
                                                                       ---------        -------
      Pro forma loss                                                   $(620,857)       $(4,857)
                                                                       =========        =======
      Net loss per 1000 common shares:
      Basic and diluted - as reported                                  $  (10.91)       $ (0.09)
                                                                       =========        =======
      Basic and diluted - pro forma                                    $  (13.59)       $ (0.09)
                                                                       =========        =======

      l. Recently issued accounting pronouncements:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for small business issuers (January 1, 2006 for the Company). Early adoption of FAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement's effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement's effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123. The Company estimates that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of September 30, 2004, will be approximately $1,150,000. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to September 30, 2004 and prior to our adoption of FAS 123R. The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company's financial statements for periods prior to the effective date of the Statement will not be restated.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



NOTE 2 - PROPERTY AND EQUIPMENT

      Grouped by major classification, property and equipment are composed as follows as of September 30, 2004:

                    Cost:
                       Office furniture and equipment                             $2,068
                       Computers and peripheral equipment                          1,890
                                                                                  ------
                                                                                   3,958
                                                                                  ------
                    Less - accumulated depreciation
                        (depreciation for the period ended
                        September, 30 2004)                                           59
                                                                                  ------
                                                                                  $3,899
                                                                                  ======

NOTE 3 - COMMITMENTS:

      a. The Company signed an agreement for the lease of its office facilities, which expires on May 19, 2005, with an option to extend it for 2 additional optional periods of 12 months each. The monthly payment is $679. The future rental payments, on a fiscal year basis under the lease, are $8,148 in the year ended September 30, 2005.

      b. On August 17, 2004, the subsidiary entered into a written employment agreement with Dr. Dan J. Gelvan, who serves as the Chief Executive Officer (hereafter - CEO). Under the agreement, Dr. Gelvan will receive a monthly salary of $8,000 for the first three months of his services and will receive a monthly salary of $9,250 thereafter. Either Dr. Gelvan or the subsidiary may terminate the employment agreement for any reason whatsoever, with 30 days notice within the first year of the engagement and with 90 days prior written notice thereafter.

      c. On August 17, 2004, the subsidiary entered into a services agreement with the chief scientist of the subsidiary, in consideration of a monthly compensation of $5,000. Either the chief scientist or the subsidiary may terminate the services agreement, for any reason whatsoever, with a 30 days notice.

NOTE 4 - GOING CONCERN

      30.9.03 -The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of the period ended on September 30, 2003, the accumulated losses of $15,640 and working capital of $20 raised substantial doubt about the Company's ability to continue as a going concern. As for the Company's status as of September 30, 2004, see note 1a.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 5 - STOCK HOLDERS' EQUITY:

      a. Capital stock

                Composed as follows:

                                                                   September 30, 2004                  September 30, 2003
                                                                   ------------------                  ------------------
                                                                             Issued and                              Issued and
                                                             Authorized      outstanding          Authorized        outstanding
                                                             ----------      -----------          ----------        -----------
                                                                   Number of shares                     Number of shares
                                                             ----------------------------       -------------------------------
           Preferred stock of $ 0.0001 par value              20,000,000                           20,000,000
           Common stock of $ 0.0001 par value                100,000,000       25,221,510       1,320,000,000        56,281,500
                                                             -----------       ----------       -------------        ----------
                                                             120,000,000       25,221,510       1,340,000,000        56,281,500
                                                             ===========       ==========       =============        ==========

      b. Stock transactions:

      The stock is traded on the over-the-counter bulletin board. The quoted price per share, as of September 30, 2004 is US$1.65.

      On October 6, 1998, the Company issued 1,650,000 shares of common stock for cash consideration of $10.

      On October 9, 1998, the Company issued 2,722,500 shares of common stock for cash consideration of $165.

      On October 10, 1998, the Company issued 198,000 shares of common stock for cash consideration of $120.

      On December 1, 1998, the Company issued 9,900,000 shares of common stock for services valued at $3,000.

      On April 7, 1999, the Company issued 561,000 shares of common stock for cash consideration of $340.

      On September 30, 2000, the Company issued 41,250,000 shares of common stock for cash consideration of $5,000.

      On April 20, 2004 the Company effected a 16.5 to 1 forward stock split of its Common Stock. All shares and per share amounts have been retroactively restated to reflect the 16.5 to 1 stock split. Following the forward split the Company also reduced the authorized capital of its common stock from 1,320,000,000 shares to 100,000,000 shares.

      On June 8, 2004, the Company's former main stockholder returned 32,284,988 shares of common stock to the treasury for cancellation. Accordingly an amount of $3,228 was deducted from the "Common stock amount" balance and transferred to the "Additional paid in capital" balance.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK HOLDERS' EQUITY (continued):

      On August 13, 2004 the Company entered into subscription agreements for the sale of 1,224,998 units at a purchase price of $0.75 per unit for a total consideration of $918,750. Each unit consisted of one Common Share in the Company and one share purchase warrant, which entitles the holder to purchase an additional Common Share for $1.50 on or before August 13, 2005. The fair value of the warrants estimated by using the Black & Scholes option-pricing model is $139,494.

      In accordance to issuance of common stocks in November 2004, see note 10.

      c. Summary of the company's stock options

      On August 17, 2004, the company's board of directors adopted the 2004 Employees and Consultants Stock Option Plan (hereafter - the Plan). Under the Plan 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company's board of directors from time to time. Under this Plan, each option is exercisable to purchase one common share of $ 0.0001 par value of the Company. In August 2004 1,450,000 options were granted under the plan (of which 1,400,000 were granted to the Company's CEO). The exercise price has been determined at $1.3 per share. The options may be exercised after vesting and only in accordance with the following:

      1. On the first anniversary commencing the grant date - 25% of the options.

      2. On the last day of each month following the first anniversary of the grant date, the option shall vest in equal monthly installments for a period of 36 months.

      The expiry date of the above options is on August 18, 2014. The fair value of the above options on the date of grant estimated by using Black & Scholes option-pricing model is $1,662,964.

      The fair value of the option was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 103%; risk-free interest rates of 5.4%; and expected lives of 7.88 years.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - TAXES ON INCOME

      a. Deferred income taxes:

                                                        September 30,
                                                    -----------------------
                                                     2004           2003
                                                    ---------       -------
                  Tax loss carryforwards            $ 100,369       $ 2,346
                  Valuation allowance                (100,369)       (2,346)
                                                    ---------       -------
                  Net deferred tax assets           $      --       $    --
                                                    =========       =======

      Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

      b. U.S. income taxes

      As of September 30, 2004, the Company has an accumulated tax loss carryforward of approximately $ 240,000, which will expire 20 years from the date the loss was incurred (September 30, 2003 - $15,640).

      c. Israeli income taxes

      The Israeli subsidiary is taxed in accordance with Israeli tax laws.

      Under the Income Tax (Inflationary Adjustments) Law, 1985, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli consumer price index ("CPI"). The Israeli subsidiary is taxed under this law.

      As of September 30, 2004, the Company's Israeli subsidiary has an accumulated tax loss carryforward of approximately $200,000. Under Israeli tax laws, carryforward tax losses are linked to the Israeli CPI. The Israeli loss carryforwards have no expiration date.

NOTE 7 - RESEARCH AND DEVELOPMENT COSTS:

                                                                                  For the year ended
                                                                                  September 30, 2004
                                                                                  ------------------
              Acquisition of research and development in process                          $100,000
              Costs of registered patents                                                   39,554
              Consulting and Legal fees                                                     27,438
                                                                                          --------
                                                                                          $166,992
                                                                                          ========

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 8 - GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                         Year ended
                                                                                        September 30,
                                                                                    -----------------------
                                                                                     2004            2003
                                                                                    --------         ------
              Payroll and related expenses                                          $ 81,713         $   --
              Business Development Costs                                             158,466
              Professional services                                                   91,498
              Other                                                                   12,152          4,857
                                                                                    --------         ------
                                                                                    $343,829         $4,857
                                                                                    ========         ======

NOTE 9 - RELATED PARTIES - TRANSACTIONS:

      a. As to the employment contract with the Company's CEO see note 3b. Payroll and related expenses in respect of the Company's CEO and the Company's former sole officer and director for the year ended September 30, 2004 total $79,510

      b.    As to options granted to the Company's CEO, see note 5b.

      c. The acquisition of Intellectual Property agreement (see note 1a) was signed following a Memorandum of Understanding (MOU), which was agreed between ARP and a related party. According to the MOU a new company shall be incorporated to execute the acquisition of the Intellectual Property.


NOTE 10 - SUBSEQUENT EVENT

      On November 11, 2004 the company entered into subscription agreements for the sale of 978,000 units at a purchase price of $1.25 per unit for a total consideration of $1,222,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The fair value of the warrants estimated by using the Black & Scholes option-pricing model is $266,629.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 5, 2004, GammaCan International, Inc dismissed Armando C. Ibarra, CPA-APC as its principal independent accountant. Effective October 5, 2004, we engaged PricewaterhouseCoopers, Chartered Accountants, of Tel Aviv, Israel as our new principal independent accountant. Our board of directors has approved the dismissal of Armando C. Ibarra, CPA-APC and the appointment of PricewaterhouseCoopers as our new principal independent accountants.

From the date of Armando C. Ibarra's appointment through the date of Armando C. Ibarra's dismissal on October 5, 2004, there were no disagreements between our company and Armando C. Ibarra on any matter listed under Item 304 Section
(a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Armando C. Ibarra would have caused Armando C. Ibarra to make reference to the matter in its reports on our financial statements.. The report on the financial statements prepared by Armando C. Ibarra, CPA-APC for the fiscal period ending September 30, 2003 contained a paragraph with respect to our ability to continue as a going concern.

Prior to engaging PricewaterhouseCoopers, we did not consult
PricewaterhouseCoopers regarding either:

              1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, and neither a written report was provided to our company nor oral advice was provided that PricewaterhouseCoopers concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

              2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging PricewaterhouseCoopers, PricewaterhouseCoopers has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company's new principal independent accountant from Armando C. Ibarra, CPA-APC to PricewaterhouseCoopers.


ITEM 8A - CONTROLS AND PROCEDURES

Evaluation  of  disclosure  controls  and  procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

Prior to the end of the period covered by this report, management of Gammacan determined that certain procedures related to the approval and administration of contracts and services as well as the financial management were not sufficient. We subsequently adopted additional procedures to address these deficiencies. Other than the foregoing, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken except as disclosed.

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

The following persons are our executive officers and directors as of the date hereof:

Name                               Position Held with our Company             Age                       Date First
                                                                                                   Elected or Appointed
Dr. Dan J. Gelvan       Chief Executive Officer of our company and Gammacan,  40             To GammaCan Ltd- August 17, 2004
                                                Ltd.                                          To the company-October 12,2004
Shmuel Levi                  Director of our company and Gammacan, Ltd.       54                      August 17, 2004
Yair Aloni                   Director of our company and Gammacan, Ltd.       54                      August 17, 2004
Tovi Ben Zeev           Chief Financial Officer of our company and Gammacan,  52              To GammaCan Ltd-August 17, 2004
                                                Ltd.                                          To the Company- October 12,2004

Prof. Yehuda Shoenfeld,           Chief Scientist of Gammacan, Ltd.           56                      August 17, 2004
M.D.

Jean-Pierre Elisha           Director of our company and Gammacan, Ltd.       53                      January 7,2005
Martinez

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Dan J. Gelvan

Dr. Gelvan is the Chief Executive Officer of our company and our subsidiary, Gammacan, Ltd. He is an experienced life science executive who brings to us an unique combination of operational and strategic management. Over the past 6 years, Dr. Gelvan founded and managed Zetiq Technologies Ltd. an industry leader in cell-based high-throughput screening for novel anti-cancer drugs. For the two year period prior to founding Zetiq Technologies Ltd., Dr. Gelvan held a number of strategic and business development positions in Clal (Israel) Ltd, one of Israel's largest holding conglomerates. Dr. Gelvan is a member of Israel's National Committee for Biotechnology, and holds a Ph.D. in Business Economics from Roskilde University in Denmark as well as a BA and MA (cum laude) in economics from the Hebrew University of Jerusalem.

Mr. Yair Aloni

Mr. Aloni is a director of our company and our subsidiary, Gammacan, Ltd. He brings over 25 years experience as a senior executive in a number of companies. From 2002 to present, he has served as the Chief Executive Officer of Solidimension Ltd., a private company specializing in 3D printers. From 1996 to 2002, Mr. Aloni served as the Chief Executive Officer of Avnan Yazamut Ltd., a company involved in the investments in companies in the fields of high technology, biotechnology and electronics. Prior to 1996, Mr. Aloni worked as an executive or senior manager of several electronic and auto parts companies.

Mr. Shmuel Levi
Mr. Levi is a director of our company and our subsidiary, Gammacan, Ltd. He has held senior level financial management positions for over 28 years, for major organizations, high tech and start-up companies in Israel. These include serving as the Chief Financial Officer of Rafael Group from 1996 to 1999, the Corporate Finance Manager of Strauss Group from 1991 to 1996 and a Senior Vice President for Finance of North Hills Israel Ltd. For the last 5 years, Mr. Levi concentrated in high-tech and start-up companies using his expertise in performing due diligence, fundraising, public offerings and structuring financial and legal transactions. From 2003 to 2004, he acted as the Chief Financial Officer of Pluristem Life Systems, Inc., a biotechnology company whose shares are quoted on the NASD Over the Counter Bulletin Board. Mr. Levi received a M.Sc. and B.Sc. in Economics and Management from the Technion, Israel Institute of Technology in 1976.


Mr. Jean-Pierre Elisha Martinez
Jean-Pierre Elisha Martinez is a director of our company and our subsidiary, Gammacan, Ltd. Mr. Martinez, age 53, is a biomedical researcher at the Tel-Aviv University, specializing in cellular engineering and bio-fluid dynamics. From September 1999 through November 2004, Mr. Martinez was a researcher and lecturer at Tel Aviv University as a PhD student, with a focus on Cellular Engineering (human cells) and Bio-fluid dynamics in physiology and pathology. From March 2002 to August 2002, Mr. Martinez was a Consultant for "Barnev", for the development of biological binding methods of electronic devices to human tissues. From October 2001 to August 2002, he worked on marketing initiatives for Statice Sante SA (France). From February 2001to April 2001, Mr. Martinez was a consultant for Paper Power Ltd. for medical applications. From September 1999 to October 2001, he was project manager at Slo-Flo Ltd., for the development of an intra-vaginal delivery device and from March 1999 to July 2001, Mr. Martinez was project manager and integrator at "Meduck" for multi-disciplinary medical instrumentation. Mr. Martinez headed the R&D department and was a director of Elcam Plastics, a world leader in medical disposables.


Ms. Tovi Ben-Zeev

Ms. Ben-Zeev is the Chief Financial Officer of our company and our subsidiary, Gammacan, Ltd. She brings 25 years of senior level financial experience to Gammacan. Ms. Ben-Zeev is a Certified Public Accountant in Israel and holds an MBA from Rutgers University of New Jersey. She also holds an M.Sc. in Physical Chemistry from Bar Ilan University in Israel. Before her appointment as the Chief Financial Officer of Gammacan, Ltd., Ms. Ben-Zeev was the Chief Financial Officer of Zikit Ltd. from 1987 to 1993, a leading Israeli textile processor whose shares are listed on the Tel-Aviv Stock Exchange. From 1997 to 1999, she acted as the Chief Financial Officer and Chief Operating Officer of Sensotech Ltd., a developer of intelligent safety systems. From 1999 to 2001, she acted as the Chief Financial Officer and Chief Operating Officer of Eldan Electronic Instruments Ltd., a leading representative of a number of medical devices and life science companies.

Prof. Yehuda Shoenfeld, M.D.

Prof. Shoenfeld is the Chief Scientist of our subsidiary, Gammacan, Ltd. He is one of Israel's leading physicians and scientists in the field of immunology. Since 1989, Prof. Shoenfeld has lead the Department of Internal Medicine "B", and the Research Center for Autoimmune Diseases at the Sheba Medical Center, Israel's largest hospital. In 1990, Dr. Shoenfeld was appointed a Professor of Medicine at Tel Aviv University and incumbent of the Laura Schwartz-Kipp Chair for Autoimmunity. He is the author of more than 1,000 scientific papers and more than 40 scientific books.

Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Committees of the Board

We have two committees of our Board of Directors.

Audit Committee. The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent as defined by the rules of the SEC. The Board has determined that Mr. Shmuel Levi is an "audit committee financial expert" as defined by the SEC. The other audit committee member is Mr. Elisha Martinez. The Audit Committee was formed on January 11, 2005 and has had its first meeting on that day.


Compensation Committee. The Compensation Committee determines matters pertaining to the compensation of certain of out executive officers and administers our stock option, and incentive compensation. The Compensation Committee is comprised of Messrs. Yair Aloni and Shmuel Levi. The Compensation Committee was formed on January 11, 2005 and has had no meetings to date.

Section 16(a) Beneficial Ownership Reporting Compliance


      Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2004, we are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended September 30, 2004, 2003, and 2002 by the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers based on salary and bonus earned during the 2004 fiscal year.

                           Summary Compensation Table

                                                        Annual Compensation                   Long Term              Pay-
                                                                                             Compensation            outs
             Name and Principal              Year   Salary     Bonus      Other      Securities       Restricted     LTIP
                  Position                                               Annual        Under          Shares or      Pay-
                                                                         Compen-      Options/        Restricted     outs
                                                                         sation        SAR's         Share Units
                                                                                      Granted
 Dr. Dan J. Gelvan, Chief Executive Officer 2004   14,620                2,290
Christopher Greenwood (1)                   2003  Nil        $Nil      Nil        Nil             Nil               Nil
Former President & Director                 2002  Nil        $Nil      Nil        Nil             Nil               Nil

(1) Mr. Christopher Greenwood resigned as our President and director on June 21, 2004.

Option Grants During 2004 Fiscal Year

The following table provides information related to options granted to the named executive officers by Gammacan International during the 2004 fiscal year. The Company does not have any outstanding stock appreciation rights.

                      No. of Securities % of Total Options
                         Underlying Granted to Employees
                              Options Granted              in               Exercise      Expiration
           Name                     (#)               Fiscal Year        Price ( $/Sh)       Date
---------------------------- ------------------- ----------------------- --------------- --------------
Dan Gelvan                   1,400,000                    96.6                1.3         August 17,
                                                                                             2014
                                                                                          August 17,
Tovi Ben Zeev                   50,000                     3.4                1.3            2014

            On June 21, 2004, a company owned by our sole officer and director at that time, David Stephens, was granted an option by one of our shareholders to purchase 100,000 shares at $0.01 per share. We have determined that the economic value of this option should be presented as an expense on behalf of Gammacan International Inc in the amount of $62,600. The option was exercised on August 17, 2004. The issuance of this option has not been included in the disclosure of options issued by Gammacan International Inc.

Aggregated Option Exercises During 2004 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2004 fiscal year and number and value of such options held at fiscal year-end.

                                                            Number of Securities Underlying              Value of Unexercised
                                                         Unexercised Options at Fiscal Year-       In-the-Money Options at Fiscal
                                                                       End (#)                            Year- End ($) (1)
                                                         -------------------------------------    ----------------------------------
           Name        Shares Acquired        Value        Exercisable       Unexercisable         Exercisable      Unexercisable
                       on Exercise (#)      Realized
--------------------- ------------------- -------------- ----------------- -------------------    --------------- ------------------
None.

EMPLOYMENT AGREEMENTS

On August 17, 2004, we entered into a written employment agreement with Dr. Dan
J. Gelvan. The agreement was amended on October 12, 2004. Dr. Gelvan serves as our Chief Executive Officer and the Chief Executive Officer of our subsidiary. Dr. Gelvan will receive a monthly salary of $8,000 for the first three months of his services and will receive a monthly salary of $9,250 thereafter. Dr. Gelvan will also be entitled to receive options under the 2004 Employees and Consultant Stock Option Plan to purchase up to 1,400,000 common shares of our company at the exercise price of $1.30 per share. Either Dr. Gelvan or our company may terminate the employment agreement with Dr. Gelvan without cause, for any reason whatsoever, with 30 days notice within the first year of the his engagement and with 90 days prior written notice thereafter.

On August 17, 2004, we also entered into a written employment agreement with Ms. Tovi Ben Zeev, which was amended on October 12, 2004. Ms. Ben Zeev serves as the Chief Financial Officer of our company and our subsidiary, Gammacan, Ltd. on a part time basis. Ms. Ben Zeev will receive a monthly salary of $1,300 for her services as the Chief Financial Officer of Gammacan, Ltd. On January 11,2005, effective November 1, 2004, Ms. Ben Zeev's monthly salary was raised to $4,000. Ms. Ben Zeev will also be entitled to receive options under the 2004 Employees and Consultant Stock Option Plan to purchase up to 50,000 common shares of our company at the exercise price of $1.30 per share. Either Ms. Ben Zeev or our company may terminate the employment agreement with Ms. Ben Zeev without cause, for any reason whatsoever, with 30 days notice.

On August 17, 2004, we entered into a services agreement with Professor Yehuda Shoenfeld, M.D., who will serve as the Chief Scientist of our subsidiary, Gammacan, Ltd., commencing on September 1, 2004. Prof. Shoenfeld will receive a monthly compensation in the amount of approximately $5,000 USD, for his services as the Chief Scientist of Gammacan, Ltd. Either Prof. Shoenfeld or our company may terminate the services agreement with Prof. Shoenfeld without cause, for any reason whatsoever, with 30 days notice.

We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. When a compensation committee of our board of directors is created, arrangements and plans to provide pension, retirement or similar benefits for directors or executive officers will be decided upon by the compensation committee.

DIRECTOR COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2004. Effective as of January 11, 2005, members of the Board of Directors shall be paid a fee of $500 for each Board meeting attended. Members of the Board may also receive option grants from the 2004 Employees and Consultants Stock Option Plan. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Stock Option Plan

On August 17, 2004, our board of directors adopted the 2004 Employees and Consultants Stock Option Plan in order to attract and retain quality personnel. Under the 2004 Employees and Consultants Stock Option Plan, 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time.

Stock Options/SAR Grants

There were no grants of stock options under a stock option plan or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended September 30, 2003. On August 17, 2004, we granted options to Dr. Dan J. Gelvan under the 2004 Employees and Consultants Stock Option Plan to allow Dr. Gelvan to purchase up to 1,400,000 common shares of our company at an exercise price of $1.30 per share. On the same date, we also granted options to Ms. Tovi Ben Zeev under the 2004 Employees and Consultants Stock Option Plan to allow Ms. Ben Zeev to purchase up to 50,000 common shares of our company at an exercise price of $1.30 per share. The options granted to Dr. Gelvan and Ms. Ben Zeev are exercisable until August 17, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under the 2004 Stock Option Plan, which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the 2004 Stock Option Plan, that were issued to consultants, which were not approved by the Board of Directors.

                                                                                                   (c)
                                                                                           Number of securities
                                             (a)                      (b)                 remaining available for
                                    Number of securities        Weighted-average           future issuance under
                                      to be issued upon         exercise price of       equity compensation plans
                                         exercise of               outstanding             excluding securities
                                    outstanding options,        options, warrants        reflected in column (a)
       Plan Category                 warrants and rights            and rights                     (1)
-----------------------------      ------------------------    ---------------------    ---------------------------
Equity compensation plans
approved by security holders                             -                        -                              -

Equity compensation plans
not approved by security
holders (1), (2)

                                   ------------------------    ---------------------    ---------------------------
Total

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached hereto as an exhibit.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, according to information supplied to the Company regarding the number and percentage of the Company's common stock beneficially owned by (i) each person who is beneficial owner of more than 5% of the common stock; (ii) by each director; (iii) by each executive officer; and (iv) by all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner                          Amount and Nature of                 Percentage
                                                              Beneficial Ownership (1)             of Class (1)
Yair Aloni                                                   280,005 common shares                        1.07%
Director of our company and Gammacan, Ltd.
12A Shabazy St.
Tel Aviv, Israel
Yehuda Shoenfeld                                             699,996 common shares                        2.67%
Chief Scientist of Gammacan, Ltd.
26 Sapir St.
Ramat Gen
Israel
Zeev Bronfeld                                                3,900,006 common shares                     14.89%
6 Uri St.
Tel Aviv, Israel
Vered Caplan                                                 3,900,006 common shares                     14.89%
69 Deganyq St.
Pares Hanna Karkur
Israel
L.H. Osterloh                                                1,650,000 common shares                      6.30
1305 1090 West Georgia St.
Vancouver, B.C. V6E 3V7 Canada
Vantech Securities Ltd.                                      1,650,000 common shares                      6.30%
1305 1090 West Georgia St.
Vancouver, B.C. V6E 3V7 Canada
Directors and Executive Officers as a Group                  980,001 common shares                        3.74%

 (1) Based on 26,199,510 shares of common stock issued and outstanding as of January 13 , 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

Mr. Yair Aloni, a director of our company, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of our subsidiary, Gammacan, Ltd., are authorized signatories of ARP Biomed Ltd. for the Intellectual Property Purchase and Sale Agreement we entered into with ARP Biomed Ltd. on June 11, 2004. Mr. Aloni is the Chief Executive Officer of ARP and Mr. Shoenfeld is an advisor to ARP.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

   Number            Exhibit
   3.1               Certificate of Incorporation, with amendments, filed as an exhibit to the Company's Registration Statement on
                     Form 10SB, dated June 4, 2001, and incorporated herein by reference.
   3.2               By-Laws, filed as an exhibit to the Company's Registration Statement on Form 10SB, dated June 4, 2001, and incorporated herein by reference.
   4.1               2004 Employees and Consultants Stock Compensation Plan, incorporated by reference from Form 8-K, dated as of
                     August 17, 2004
   10.1              Sale of Intellectual Property Agreement dated June 11, 2004 between Gammacan, Ltd. and ARP Biomed, Ltd., incorporated by reference from the Company's Form 8-K, dated as of June 21, 2004
   10.2              Employment Agreement dated August 17, 2004 between Gammacan Ltd. and Dr. Dan J. Gelvan, incorporated by reference from Form 8-K, dated as of August 17, 2004.
   10.3              Addendum to Employment Agreement between Gammacan, Ltd. and Dr. Dan J.
                     Gelvan, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
   10.4              Indemnity Agreement between Gammacan International, Inc. and Dr. Dan J.
                     Gelvan, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
   10.5              Employment Agreement dated August 17, 2004 between Gammacan Ltd. and Ms. Tovi Ben Zeev, incorporated by reference from Form 8-K, dated as of August 17, 2004
   10.6              Addendum to Employment Agreement between Gammacan, Ltd. and Tovi
                     Ben-Zeev, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
   10.7              Indemnity Agreement between Gammacan International, Inc. and Tovin Ben-Zeev, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004.

   10.8              Services Agreement dated August 17, 2004 between Gammacan, Ltd. and Prof. Yehuda Shoenfeld, M.D., incorporated by reference from Form 8-K, dated as of August 17, 2004
   10.9              Consulting agreement between Gammacan Ltd. and PBD Ltd., dated as of November 4,
                     2004, incorporated by reference to Form 8-K dated as of November 4, 2004

   14                Code of Ethics
       31.1          Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the
                     Securities and Exchange Act of 1934, as amended
       31.2          Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the
                     Securities and Exchange Act of 1934, as amended
       32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
       32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Reports on Form 8-K:

Since the end of the third fiscal quarter, the Company filed Reports on Form 8-K dated as of August 27, 2004, September 1, 2004, October 6, 2004, October 14, 2004, November 8, 2004 and November 12, 2004.


ITEM 14. PRINCIPAL ACCOUNTNAT FEEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended September 30, 2004 and 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $ 45,200 , and approximately $ 2,000 , respectively.

Audit Related Fees. We incurred fees to auditors of $0 and $0, respectively for audit related fees during the fiscal year ended September 30, 2004 and 2003.

Tax Fees. We incurred fees to auditors of $1,100 and $0 respectively for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2004 and 2003.

All Other Fees. We did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2004 and 2003.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GAMMACAN INTERNATIONAL, INC.

                                                 /s/ DAN J. GELVAN
                                                 -------------------------------
                                                 Dan J. Gelvan,
                                                 Chief Executive Officer
                                                 (principal executive officer)


                                                 /s/ TOVI BEN ZEEV
                                                 -------------------------------
                                                 Tovi Ben Zeev,
                                                 Chief Financial Officer
                                                 (principal accounting officer)

Date: January 13 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on January 13, 2005.



                                                 /s/ SHMUEL LEVI
                                                 -------------------------------
                                                 Shmuel Levi,
                                                 Director


                                                 -------------------------------
                                                 Yair Aloni,
                                                 Director


                                                 /s/ JEAN-PIERRE ELISHA MARTINEZ
                                                 -------------------------------
                                                 Jean-Pierre Elisha Martinez,
                                                 Director