Form 10QSB/A
period 2004-06-30
GAMMACAN INTERNATIONAL INC
filed 2005-02-09
CIK 1141222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 23,996,512 shares issued and outstanding as of June 30, 2004.

ITEM 1. - FINANCIAL STATEMENTS








                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                      REVISED INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                      REVISED INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                            PAGE
        Balance sheets                                                        2
        Statements of operations                                              3
        Statement of stockholder's equity (capital deficiency)                4
        Statements of cash flows                                              5
        Notes to the interim financial statements                           6-9

                                        GAMMACAN INTERNATIONAL INC.
                                  (Formerly- San Jose International, Inc.)
                                       (A Development Stage Company)
                                               BALANCE SHEETS

                                                                                    JUNE 30,  SEPTEMBER 30,
                                                                                      2004        2003
                                                                                  ----------  -------------
                                                                                  (UNAUDITED)   (AUDITED)
                                                                                  ----------  -------------
                                           A S S E T S
CURRENT ASSETS -
      cash                                                                        $       --  $          20
                                                                                  ----------  -------------
             T o t a l  current assets                                                    --             20
                                                                                  ----------  -------------
             T o t a l  assets                                                    $       --  $          20
                                                                                  ==========  =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES -
     accounts payable                                                             $  *91,510  $          --
                                                                                  ----------  -------------
             T o t a l  current liabilities                                           91,510             --
                                                                                  ----------  -------------
             T o t a l  liabilities                                                   91,510             --
                                                                                  ----------  -------------
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
     Preferred stock, ($ 0001 par value, 20,000,000 shares authorized:
         none issued and outstanding)                                                     --             --
     Common stock ($ 0001 par value, 100,000,000 and 1,320,000,000 authorized shares as of June 30, 2004 and September 30, 2003 respectively; 23,996,512 and 56,281,500 shares issued and outstanding as of June 30, 2004 and September 30, 2003,
         Respectively)                                                                 2,400          5,628
     Additional paid-in capital                                                      *75,860         10,032
     Deficit accumulated during development stage                                  *(169,770)       (15,640)
                                                                                  ----------  -------------
             T o t a l  stockholders' equity (capital deficiency)                    (91,510)            20
                                                                                  ----------  -------------
             T o t a l  liabilities and stockholders' equity (capital deficiency) $       --             20
                                                                                  ==========  =============


                                          * Restated, see note 3.


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                 GAMMACAN INTERNATIONAL INC.
                                          (Formerly- San Jose International, Inc.)
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)


                                                                                                             OCTOBER 6, 1998
                                                  NINE MONTHS ENDED                THREE MONTHS ENDED          (INCEPTION)
                                                      JUNE 30                          JUNE 30                   THROUGH
                                            --------------------------       ---------------------------         JUNE 30,
                                               2004            2003             2004             2003              2004
                                            ----------      ----------       ----------       ----------     ---------------
General & administrative
     expenses                                *$154,130      $    3,821        *$153,024       $    1,475     *$      169,770
                                            ----------      ----------       ----------       ----------     ---------------
        T o t a l  general &
             administrative expenses           154,130           3,821          153,024            1,475             169,770
                                            ----------      ----------       ----------       ----------     ---------------
Net loss                                    $ (154,130)     $   (3,821)      $ (153,024)      $   (1,475)    $      (169,770)
                                            ==========      ==========       ==========       ==========     ===============
Basic and diluted loss per 1000
     common shares                          $    (2.87)     $    (0.07)      $    (3.16)      $    (0.03)
                                            ==========      ==========       ==========       ==========
Weighted average number of common
     Shares outstanding                     53,650,871      56,281,500       48,389,614       56,281,500
                                            ==========      ==========       ==========       ==========


                                                   * Restated, see note 3.


                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                              GAMMACAN INTERNATIONAL INC.
                                        (Formerly- San Jose International, Inc.)
                                             (A Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                 FROM OCTOBER 6, 1998 (INCEPTION) THROUGH JUNE 30, 2004
                                                      (Unaudited)


                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                              COMMON        ADDITIONAL        DURING
                                              COMMON          STOCK           PAID-IN      DEVELOPMENT
                                              STOCK           AMOUNT          CAPITAL         STAGE           TOTAL
                                           ------------    ------------    ------------    ------------    ------------
BEGINNING BALANCE                                    --    $         --    $         --    $         --    $         --
STOCK ISSUED FOR CASH ON OCTOBER 6, 1998      1,650,000             165            (155)                             19
STOCK ISSUED FOR CASH ON OCTOBER 9, 1998      2,722,500             272            (107)                            165
STOCK ISSUED FOR CASH ON OCTOBER 10,1998        198,000              20             100                             120
STOCK ISSUED FOR SERVICES ON DECEMBER 1,
  1998                                        9,900,000             990           2,010                           3,000
STOCK ISSUED FOR CASH ON APRIL 7, 1999          561,000              56             284              --             340
NET LOSS                                                                                         (3,444)         (3,444)
                                           ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 1999                15,031,500           1,503           2,132          (3,444)            191
STOCK ISSUED FOR CASH ON SEPTEMBER 30,
  2000                                       41,250,000           4,125             875                           5,000
NET LOSS                                                                                             --              --
                                           ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2001                56,281,500           5,628             307          (3,444)          5,191
NET LOSS                                                                                         (4,231)         (4,231)
                                           ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2002                56,281,500           5,628           3,007         (10,783)         (2,148)
CONTRIBUTED CAPITAL                                                               7,025                           7,025
NET LOSS                                                                                         (4,857)         (4,857)
                                           ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2003                56,281,500           5,628          10,032         (15,640)             20
CANCELLATION OF SHARES AT JUNE 8, 2004      (32,284,988)         (3,228)          3,228
ECONOMIC VALUE OF EXERCISED OPTION,
     see note 5                                                                 *62,600                          62,600
NET LOSS                                                                                     *(154,130)        (154,130)
                                           ------------    ------------    ------------    ------------    ------------
BALANCE AT JUNE 30, 2004                     23,996,512    $      2,400    $     75,860    $   (169,770)   $    (91,510)
                                           ============    ============    ============    ============    ============


                                                * Restated, see note 3.


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                            GAMMACAN INTERNATIONAL INC.
                                      (FORMERLY- SAN JOSE INTERNATIONAL, INC.)
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                                          OCTOBER 6,
                                                                                                            1998
                                                         NINE MONTHS ENDED         THREE MONTHS ENDED    (INCEPTION)
                                                               JUNE 30                  JUNE 30            THROUGH
                                                       ---------------------    ----------------------     JUNE 30,
                                                         2004         2003         2004        2003          2004
                                                       ---------   ---------    ----------   ---------    ---------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net loss                                         *$(154,130)  $  (3,821)  *$ (153,024)  $  (1,475)  *$(169,770)
   Adjustments required to reconcile net loss
      to net cash used in operating activities:
         Economic value of exercised option              *62,600                   *62,600                  *62,600
         Common stock issued for services                                                                     3,000
     Increase in accounts payable                        *91,510       3,721    *90,424          1,445      *91,510
                                                       ---------   ---------    ----------   ---------    ---------
     Net cash used in operating activities                   (20)        (90)           --         (30)     (12,660)
                                                       ---------   ---------    ----------   ---------    ---------
CASH FLOWS FROM INVESTING
     ACTIVITIES -
     net cash provided by investing activities                --          --            --          --           --
                                                       ---------   ---------    ----------   ---------    ---------
CASH FLOWS FROM FINANCING
     ACTIVITIES-
     Issuance of common stock and
          contribution to additional paid in capital                                                         12,660
                                                       ---------   ---------    ----------   ---------    ---------
     Net decrease in cash                                    (20)        (90)           --         (30)          --
CASH AT BEGINNING OF PERIOD                                   20         146            --          86           --
                                                       ---------   ---------    ----------   ---------    ---------
CASH AT END OF PERIOD                                  $      --   $      56    $       --   $      56    $      --
                                                       =========   =========    ==========   =========    =========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Interest paid                                     $      --   $      --    $       --   $      --
                                                       =========   =========    ==========   =========
     Income taxes paid                                 $      --   $      --    $       --   $      --
                                                       =========   =========    ==========   =========


                                              * Restated, see note 3.


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS JUNE 30, 2004
                                   (Unaudited)


NOTE 1. - ORGANIZATION AND DESCRIPTION OF BUSINESS

          The Company was incorporated on October 6, 1998, under the laws of the State of Delaware, as San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with SFAS # 7, the Company is considered a development stage company.

          Through June 30, 2004, the Company has incurred losses in an aggregate amount of $169,770. Such losses have resulted from the Company's activities as a development stage company. The Company's management estimated that it would be able to finance its operations from the cash raised in August and November 2004 (see note 7) until September 30, 2005. Continuation of the Company's current operations after utilizing the mentioned reserves until September 30, 2005, is dependent upon obtaining financial support from investors until profitable results are achieved.

          On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International Inc.".

          During August 2004 the Company acquired, through GammaCan Ltd., (hereafter - "the subsidiary"), from ARP Biomed, Ltd. ("ARP"), an Israeli Company, all of ARP's interest in research and development, patents and intellectual property (hereafter - "Intellectual Property") to provide clinical treatment for various cancer types, in consideration for the issuance of 12.5% of the subsidiary's stock to ARP. Under the terms of the agreement, which was signed between the parties, the Company had to raise $800,000 and lend those funds to the subsidiary, which will use those funds to commence clinical trials and further research and development utilizing the Intellectual Property.


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          a.   BASIS OF ACCOUNTING

               The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

               In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS JUNE 30, 2004 (continued)
                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 3. - RESTATEMENT

          The financial statements as of June 30, 2004 have been restated in order to reflect, with retroactive effect, certain expenses which were incurred during that period and were not accounted for in the previous interim financial statements, as of the above date, that were published by the company on Form 10Q-SB on July 26, 2004. These expenses include the compensation attributed to the fair value of options granted to the Company's Officer (see note 5), and expenses accrued through June 30, 2004. In addition, the previous financial statements were headed "consolidated" financial statements, taking into account the consolidation of GammaCan, Ltd (see note 1). Since the acquisition of this subsidiary was not completed as of June 30, 2004, it should not have been consolidated as of that date. The deconsolidation of GammaCan Ltd. have no effect, however, on the company's financial statements, as GammaCan had no content as of that date.

          The effect of this restatement on the financial statements is as follows:

                                                              NINE MONTHS ENDED
                                                                JUNE 30, 2004
                                                              -----------------
                                                              $
          a)   NET LOSS:
                  Net loss, as previously reported                       40,307
                  Effect of restatement - increase in general
                    & administrative expenses                           113,823
                                                              -----------------
                  Net loss, as reported in these financial
                    statements                                          154,130
                                                              =================

          b)   NET LOSS PER 1000 COMMON SHARES:
                  Net loss per 1000 common shares as previously
                    reported                                               0.77
                  Effect of restatement                                    2.10
                                                              -----------------
                  Net loss per 1000 common shares, as reported
                    in these financial statements                          2.87
                                                              =================

          c)   CAPITAL DEFICIENCY AT JUNE 30,2004:
                  Balance as previously reported                        (40,287)
                  Effect of restatement:
                    Increase in accumulated deficit                    (113,823)
                    Increase in additional paid-in capital               62,600
                                                              -----------------
                  Balance as reported in these financial
                    statements                                          (91,510)
                                                              =================

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS JUNE 30, 2004 (continued)
                                   (Unaudited)

NOTE 4. - GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through June 30, 2004 of $169,770. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the company's status after June 30,2004, see notes 1 and 7.


NOTE 5. - RELATED PARTY TRANSACTIONS

          The Company neither owns nor leases any real or personal property. The Company's sole officer and director provides office services without charge. On June 21, 2004, a company owned by the Company's sole officer and director was granted an option by one of the shareholders to purchase 100,000 options at $0.01 per share. The economic value of this option, which reflects the compensation for the Company's sole officer services, is presented as an expense in the amount of $62,600. The option was exercised on August 17, 2004.

          The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

          The acquisition of Intellectual Property agreement (see note 1) was signed following a Memorandum of Understanding (MOU), which was agreed between ARP and a related party. According to the MOU a new company shall be incorporated to execute the acquisition of the Intellectual Property.


NOTE 6. - STOCK TRANSACTIONS

          On April 20, 2004 the Company effected a 16.5 to 1 forward stock split of its Common Stock. All shares and per share amounts have been retroactively restated to reflect the 16.5 to 1 stock split. Following the forward split the Company also reduced the authorized capital of its common stock from 1,320,000,000 shares to 100,000,000 shares.

          On June 8, 2004, the Company's former main stockholder returned 32,284,988 shares of common stock to the treasury for cancellation. Accordingly, an amount of $3,228 was deducted from the "Common stock amount" balance and transferred to the "Additional paid in capital" balance.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
              NOTES FINANCIAL STATEMENTS JUNE 30, 2004 (continued)
                                   (Unaudited)


NOTE 7. - SUBSEQUENT EVENTS

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

          On August 17, 2004, the company's board of directors adopted the 2004 Employees and Consultants Stock Option Plan (hereafter - the Plan). Under the Plan 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company's board of directors from time to time. Under this Plan, each option is exercisable to purchase one common share of $ 0.0001 par value of the Company. In August 2004 1,450,000 options were granted under the plan (of which 1,400,000 were granted to the Company's CEO at that date). The exercise price has been determined at $1.3 per share. The options may be exercised after vesting and only in accordance with the following:

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Gammacan International, Inc. (formerly San Jose International, Inc.) was incorporated under the laws of the state of Delaware on October 6, 1998. Our fiscal year end is September 30. Our shares of Common Stock are quoted in the United States on the National Association of Securities Dealers Over the Counter Bulletin Board (the "OTCBB") and effective June 7, 2004, concurrent with the forward split of our shares (SEE PART II, ITEM 2), quoted for trading with the symbol "GCAN".

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

As of the date of filing of our 10Q for June 30, 2004, we had not closed the transaction with ARP described in this report. As noted herein, the closing of the transaction with ARP is subject to our Company raising $800,000 and concurrently lending it to GammaCan prior to September 1, 2004. It is also subject to completion of a suitable employment agreement with a certain key individual, among other things.

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

RESULTS OF OPERATIONS

At June 30, 2004, we had a revised working capital deficiency of $91,510 compared to working capital of $20 at September 30, 2003.

At June 30, 2004, we had $nil assets. This compares with total assets at September 30, 2003 of $20, which was comprised solely of cash.

Revenues were -0- for the nine months and the third quarter ending June 30, 2004, and -0- for the comparable periods in 2003. Revised general and administrative expenses were $154,130 for the nine months ended June 30, 2004 versus $3,821 for the same period in 2003. For the third quarter ended June 30, 2004, general and administrative expenses were $153,024 and $1,475 in 2003. Expenses for the 2004 third quarter include $70,657 payable to consultants for services related to identification and assistance in consummating the transaction with ARP.

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

ITEM 3 -  CONTROLS AND PROCEDURES

Our sole officer at the time of the initial filing of this Form 10-QSB evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, he concluded that, as of the Evaluation Date, our Company had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

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

3(i) Articles of Incorporation*

3(ii) Bylaws *

10 Sale of Intellectual Property Agreement dated June 11, 2004 between Gammacan, Ltd. and ARP Biomed, Ltd. ***

31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99 Certificate of Amendment of Certificate of Incorporation **

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




                                                 GAMMACAN INTERNATIONAL, INC.

February 9, 2005
                                                 /s/ TOVI BEN ZEEV
                                                 -------------------------------
                                                 Tovi Ben Zeev,
                                                 Chief Financial Officer