Form 10QSB
period 2004-12-31
GAMMACAN INTERNATIONAL INC
filed 2005-02-11
CIK 1141222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 26,231,510 shares issued and outstanding as of January 31, 2005.

ITEM 1. - FINANCIAL STATEMENTS


                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                          Page
Balance sheet                                                             F-2
Statement of operations                                                   F-3
Statement of stockholder's equity                                         F-4
Statement of cash flows                                                   F-5
Notes to the financial statements                                         F-6-10

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                               December 31,    September 30,
                                                                                   2004           2004
                                                                                (Unaudited)      (Audited)
                                                                               ------------    ------------
                                   A s s e t s
CURRENT ASSETS:
     Cash and cash equivalent                                                  $  1,529,265    $    705,868
     Prepaid expenses                                                                52,661          11,029
     Other                                                                           14,060           5,971
                                                                               ------------    ------------
           T o t a l  current assets                                              1,595,986         722,868
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT, net                                                          11,126           3,899
                                                                               ------------    ------------
           T o t a l  assets                                                   $  1,607,112    $    726,767
                                                                               ============    ============

                      Liabilities and stockholders' equity
CURRENT LIABILITIES:
    Accounts payable                                                           $    120,161    $    140,901
    Payroll and related expenses                                                     25,517          16,317
                                                                               ------------    ------------
           T o t a l  current liabilities                                           145,678         157,218
                                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
    Preferred stock, ($ 0.0001 par value, 20,000,000 shares authorized:
       none issued and outstanding)
    Common stock ($ 0.0001 par value, 100,000,000 authorized, 26,199,510 and
       25,221,510 shares issued and outstanding as of December 31, 2004 and
       September 30, 2004,
       respectively)                                                                  2,619           2,522
    Additional paid-in capital                                                    1,809,512         941,619
     Warrants                                                                       406,123         139,494
    Deficit accumulated during development stage                                   (756,820)       (514,086)
                                                                               ------------    ------------
           T o t a l  stockholders' equity                                        1,461,434         569,549
                                                                               ------------    ------------
           T o t a l  liabilities and stockholders' equity                     $  1,607,112    $    726,767
                                                                               ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              Period from
                                                Three months ended            October 6,
                                                    December 31               1998* through
                                             ----------------------------     December 31,
                                                2004            2003              2004
                                             ------------    ------------    ------------
RESEARCH AND DEVELOPMENT COSTS               $     51,366    $         -    $    218,358
GENERAL AND ADMINISTRATIVE EXPENSES               192,510              36         551,979
FINANCIAL INCOME, NET                              (1,142)                         (1,142)
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY                                        (12,375)
                                             ------------    ------------    ------------
NET LOSS FOR THE PERIOD                      $   (242,734)   $        (36)   $   (756,820)
                                             ============    ============    ============
BASIC AND DILUTED LOSS PER 1000
    COMMON SHARES                            $      (9.44)   $      (0.00)
                                             ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES USED IN COMPUTING BASIC AND
    DILUTED LOSS PER COMMON SHARE              25,710,510      56,281,500
                                             ============    ============

                        * Incorporation date, see note 1.

The accompanying notes are an integral part of these condensed financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                          Common                       Additional
                                                            Common        stock                        Paid-in
                                                            Stock         amount         Warrants      Capital
                                                           ----------    -----------    -----------   -----------
Beginning balance                                                  --    $        --    $        --   $        --
Stock issued for cash on October 6, 1998                    1,650,000            165                         (155)
Stock issued for cash on October 9, 1998                    2,722,500            272                         (107)
Stock issued for cash on October 10, 1998                     198,000             20                          100
Stock issued for services on December 1, 1998               9,900,000            990                        2,010
Stock issued for cash on April 7, 1999                        561,000             56                          284
Net loss
                                                           ----------    -----------    -----------   -----------
Balance at September 30, 1999 (audit)                      15,031,500          1,503                        2,132
Stock issued for cash on September 30, 2000                41,250,000          4,125                          875
                                                           ----------    -----------    -----------   -----------
Balance at September 30, 2000 (audit)                      56,281,500          5,628                        3,007
Net loss
                                                           ----------    -----------    -----------   -----------
Balance at September 30, 2001 (audit)                      56,281,500          5,628                        3,007
Net loss
                                                           ----------    -----------    -----------   -----------
Balance at September 30, 2002 (audit)                      56,281,500          5,628                        3,007
Contributed capital                                                                                         7,025
Net loss
                                                           ----------    -----------    -----------   -----------
Balance at September 30, 2003 (audit)                      56,281,500          5,628                       10,032
Cancellation of shares at June 8, 2004                    (32,284,988)        (3,228)                       3,228
Economic value of exercised option                                                                         62,600
Common stock and warrants issued on August 13, 2004         1,224,998            122        139,494       779,134
Gain on issuance of subsidiary stock on August 17, 2004                                                    86,625
Net loss
                                                           ----------    -----------    -----------   -----------
Balance at September 30, 2004 (audit)                      25,221,510          2,522        139,494       941,619
Common stock and warrants issued on November 11, 2004         978,000             97        266,629       867,893
Net loss
                                                           ----------    -----------    -----------   -----------
Balance at December 31, 2004 (unaudit)                     26,199,510    $     2,619    $   406,123   $ 1,809,512
                                                           ==========    ===========    ===========   ===========



                                                        Deficit
                                                        accumulated
                                                        during
                                                        development
                                                        stage            Total
                                                        -----------    -----------
Beginning balance                                       $        --    $        --
Stock issued for cash on October 6, 1998                                        19
Stock issued for cash on October 9, 1998                                       165
Stock issued for cash on October 10, 1998                                      120
Stock issued for services on December 1, 1998                                3,000
Stock issued for cash on April 7, 1999                                         340
Net loss                                                     (3,444)        (3,444)
                                                        -----------    -----------
Balance at September 30, 1999 (audit)                        (3,444)           191
Stock issued for cash on September 30, 2000                                  5,000
                                                        -----------    -----------
Balance at September 30, 2000 (audit)                        (3,444)         5,191
Net loss                                                     (3,108)        (3,108)
                                                        -----------    -----------
Balance at September 30, 2001 (audit)                        (6,552)         2,083
Net loss                                                     (4,231)        (4,231)
                                                        -----------    -----------
Balance at September 30, 2002 (audit)                       (10,783)        (2,148)
Contributed capital                                                          7,025
Net loss                                                     (4,857)        (4,857)
                                                        -----------    -----------
Balance at September 30, 2003 (audit)                       (15,640)            20
Cancellation of shares at June 8, 2004
Economic value of exercised option                                          62,600
Common stock and warrants issued on August 13, 2004                        918,750
Gain on issuance of subsidiary stock on August 17, 2004                     86,625
Net loss                                                   (498,446)      (498,446)
                                                        -----------    -----------
Balance at September 30, 2004 (audit)                      (514,086)       569,549
Common stock and warrants issued on November 11, 2004                    1,134,619
Net loss                                                   (242,734)      (242,734)
                                                        -----------    -----------
Balance at December 31, 2004 (unaudit)                  $  (756,820)   $ 1,461,434
                                                        ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                    (Formerly - San Jose International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Period from
                                                           Three months ended     October 6, 1998*
                                                             December 31            through
                                                    ----------------------------   December 31,
                                                        2004            2003             2004
                                                    ------------    ------------   ------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net loss                                        $   (242,734)   $        (36)  $   (756,820)
    Adjustments required to reconcile net loss to
       net cash used in operating activities:
       Depreciation                                          285                            344
       Common stock issued for services                                                   3,000
       Minority interests in losses of subsidiary                                       (12,375)
       Acquisition of research and development in
           Process                                                                      100,000
       Option exercise costs                                                             62,600

    Changes in assets and liabilities:
       Increase in prepaid expenses                      (41,632)                       (52,661)
       Increase in other current assets                   (8,089)                       (14,060)
       Increase (decrease) in current liabilities        (11,540)             16        144,678
                                                    ------------    ------------   ------------
    Net cash used in operating activities               (303,710)            (20)      (525,294)
                                                    ------------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
    purchase of property and equipment                    (7,512)                       (11,470)
                                                    ------------                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock and warrants              1,134,619                      2,053,710
    Contribution to additional paid in capital                                           12,319
                                                    ------------                   ------------
    Net cash provided by financing activities          1,134,619                      2,066,029
                                                    ------------    ------------   ------------
    Net increase (decrease) in cash                      823,397             (20)            --
CASH AND CASH EQUIVALENT AT
    BEGINNING OF PERIOD                                  705,868              20             --
                                                    ------------    ------------   ------------
CASH AND CASH EQUIVALENT AT
    END OF PERIOD                                   $  1,529,265    $         --   $  1,529,265
                                                    ============    ============   ============

                        * Incorporation date, see note 1.

The accompanying notes are an integral part of these condensed financial statements.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004
                                   (Unaudited)

NOTE 1. - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

              Through December 31, 2004, the Company has incurred losses in an aggregate amount of $756,820. Such losses have resulted from the Company's activities as a development stage company. The Company's management estimated that it would be able to finance its operations from the cash raised in August and November 2004 until September 30, 2005. Continuation of the Company's current operations after utilizing the mentioned reserves until September 30, 2005, is dependent upon obtaining financial support from investors until profitable results are achieved.

              On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International Inc.".

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              a.    Basis of accounting

                    The accompanying unaudited consolidated financial statements of the Company and its subsidiary GammaCan Ltd. ( "the Subsidiary ") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2004.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

              c.    Cash equivalents

                    The Company and its subsidiary consider all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

              d. Principles of consolidation

                    The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

              e.    Loss per share

                    Basic and diluted net losses per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS128"), for all periods presented. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all periods presented. The total number of common stocks related outstanding options and warrants, excluded from the calculations of diluted net loss was 3,652,998 for the period ended December 31, 2004.

              f. Stock based compensation

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

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                    The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the three months ended December 31, 2004:

                         Net loss as reported                                            $(242,734)
                         Deduct: stock based employee compensation
                             expense determined under fair value
                             method for all awards, net of related tax effects            (231,504)
                                                                                         ---------
                         Pro forma loss                                                  $(474,238)
                                                                                         =========
                         Net loss per 1000 common shares:
                         Basic and diluted - as reported                                   $(9.44)
                                                                                         =========
                         Basic and diluted - pro forma                                    $(18.45)
                                                                                         =========

              g. Recently issued accounting pronouncements
                    In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for small business issuers (January 1, 2006 for the Company). Early adoption of FAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement's effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement's effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.
                    The Company estimates that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of December 31, 2004, will be approximately $1,150,000. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to December 31, 2004 and prior to our adoption of FAS 123R. The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company's financial statements for periods prior to the effective date of the Statement will not be restated.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

NOTE 3. - GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through December 31, 2004 of $756,820. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See also note 1.

NOTE 4. - RELATED PARTY TRANSACTIONS

              On November 4, 2004, the Subsidiary entered into a consulting agreement with PBD Ltd., a company controlled by a related party (the "Consultant"). Pursuant to the terms of the agreement, the Subsidiary will pay the Consultant a total fee of $50,000 for the services provided as detailed in the agreement. Mainly the services include:

            o Summary of pre-clinical data and collection of historical research data.
            o     Preparation of clinical trial.
            o     Oncologists survey for cancer indication.
            o Survey of complementary technologies o Survey of potential IVIg collaborators
            o     Initiation of contacts with potential partners.

              The work has been completed and the sum of $50,000 paid to the Consultant is included in "General & administrative expenses ".

              Additionally, it was also agreed that the Subsidiary shall reimburse the Consultant for out of pocket expenses incurred in connection with the performance of its duties under the agreement only if it has been approved in writing by the Subsidiary. The expenses of hiring a clinical expert to advise on the specifics of the protocol , for a total cost that will not exceed $8,000 ,was approved by the Subsidiary .

NOTE 5. - STOCK TRANSACTIONS

              On November 11, 2004 the Company entered into subscription agreements for the sale of 978,000 units at a purchase price of $1.25 per unit for a total consideration of $1,222,500. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The fair value of the warrants estimated by using the Black & Scholes option-pricing model is $266,629.

                   GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

NOTE 6. - SUBSEQUENT EVENTS

              On January 25, 2005 the Company entered into a subscription agreement for the sale of 32,000 units at a purchase price of $1.25 per unit for a total consideration of $40,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The fair value of the warrants estimated by using the Black & Scholes option-pricing model is approximately $9,000.

              According to a board of directors' resolution from January 11, 2005 the following are entitled to receive option under the 2004 Employees and Consultant Stock Option Plan:

            o     50,000 options to each of the three board members.
            o Up to 68,000 options to a consultant, as a success bonus based on certain milestones.
            o     50,000 options to each of two scientific advisors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                              Other Strategic Plans

We are considering additional alternatives for expanding our pipeline of putative drugs in order to create a well balanced portfolio of future products.

                              Planned Expenditures

The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category                                                                  Amount

Research &Development                                                 $1,500,000
----------------------

Marketing and Business Development                                      $164,000
----------------------------------

General & Administrative Expenses                                       $617,000
----------------------------------

Total                                                                 $2,281,000

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

ITEM 3.  CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                                     PART II

ITEM 1   LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 11, 2004 we entered into subscription agreements for the sale of 978,000 units to 2 offshore investors and 5 accredited investors at a purchase price of $1.25 per unit for total proceeds of $1,222,500. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. For each sale of these units we relied on either the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, or Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS

                31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GAMMACAN INTERNATIONAL, INC.

            February 11, 2005                     /s/ TOVI BEN ZEEV
                                                  ------------------------
                                                  Tovi Ben Zeev,
                                                  Chief Financial Officer