Form 10QSB
period 2005-03-31
GAMMACAN INTERNATIONAL INC
filed 2005-05-09
CIK 1141222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 26,231,510 shares issued and outstanding as of May 7, 2005.

ITEM 1. - FINANCIAL STATEMENTS

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                TABLE OF CONTENTS

                                                                          Page

       Balance sheet                                                      F-2

       Statements of operations                                           F-3

       Statement of stockholders' equity                                  F-4

       Statements of cash flows                                           F-5

       Notes to the financial statements                              F-6 - F-10

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                               March 31,         September 30,
                                                                                 2005               2004
                                                                              -----------        -----------
                                                                              (Unaudited)          (Audited)
                                                                              -----------        -----------
                                     Assets
CURRENT ASSETS:
    Cash and cash equivalent                                                  $ 1,310,509        $   705,868
    Prepaid expenses                                                               38,688             11,029
    Other                                                                           9,150              5,971
                                                                              -----------        -----------
           Total current assets                                                 1,358,347            722,868
                                                                              -----------        -----------
PROPERTY AND EQUIPMENT, NET                                                        10,387              3,899
                                                                              -----------        -----------
           Total assets                                                       $ 1,368,734        $   726,767
                                                                              ===========        ===========

                      Liabilities and stockholders' equity

CURRENT LIABILITIES:
    Accounts payable                                                          $    49,201        $   140,901
    Payroll and related expenses                                                   36,170             16,317
                                                                              -----------        -----------
           Total current liabilities                                               85,371            157,218
                                                                              -----------        -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, ($ 0.0001 par value, 20,000,000 shares authorized:
       none issued and outstanding)                                                    --                 --
    Common stock ($ 0.0001 par value, 100,000,000 authorized,
       26,231,510 and 25,221,510 shares issued and
       outstanding as of March 31, 2005 and September 30, 2004,
       respectively)                                                                2,622              2,522
    Additional paid-in capital                                                  1,837,585            941,619
    Warrants                                                                      414,847            139,494
    Deficit accumulated during development stage                                 (971,691)          (514,086)
                                                                              -----------        -----------
           Total stockholders' equity                                           1,283,363            569,549
                                                                              -----------        -----------
           Total liabilities and stockholders' equity                         $ 1,368,734        $   726,767
                                                                              ===========        ===========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 Period from
                                               Six months ended                   Three months ended          October 6, 1998*
                                                   March 31                            March 31                   through
                                      -------------------------------      -------------------------------       March 31,
                                         2005               2004              2005               2004               2005
                                      ------------       ------------      ------------       ------------      ------------
RESEARCH AND
    DEVELOPMENT COSTS                 $    114,998       $         --      $     63,632       $         --      $    281,990

GENERAL AND
    ADMINISTRATIVE
    EXPENSES                               347,881              1,106           155,371              1,070           707,350

FINANCIAL INCOME, NET                       (5,274)                              (4,132)                              (5,274)

MINORITY INTERESTS IN
    LOSSES OF SUBSIDIARY                                                                                             (12,375)
                                      ------------       ------------      ------------       ------------      ------------
NET LOSS FOR THE PERIOD               $   (457,605)      $     (1,106)     $   (214,871)      $     (1,070)     $   (971,691)
                                      ============       ============      ============       ============      ============

BASIC AND DILUTED LOSS
    PER 1000 COMMON SHARES            $     (17.63)      $      (0.00)     $      (8.19)      $      (0.00)
                                      ============       ============      ============       ============

WEIGHTED AVERAGE

NUMBER OF COMMON
    SHARES USED IN
    COMPUTING BASIC AND
    DILUTED LOSS PER
    COMMON SHARE                        25,955,010         56,281,500        26,223,510         56,281,500
                                      ============       ============      ============       ============

                        * Incorporation date, see note 1.

               The accompanying notes are an integral part of the
                         condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                                                                        accumulated
                                                                Common                   Additional       during
                                              Common             stock                     paid-in      development
                                               stock            amount        Warrants     capital         stage          Total
                                             ----------         ------       ---------   -----------     ----------     ----------
Beginning balance                                    --         $   --       $      --   $        --     $       --     $       --
Stock issued for cash on
     October 6, 1998                          1,650,000            165                          (155)                           19
Stock issued for cash on
     October 9, 1998                          2,722,500            272                          (107)                          165
Stock issued for cash on
     October 10, 1998                           198,000             20                           100                           120
Stock issued for services on
     December 1, 1998                         9,900,000            990                         2,010                         3,000
Stock issued for cash on
     April 7, 1999                              561,000             56                           284              -            340
Net loss                                                                                                     (3,444)        (3,444)
                                             ----------         ------       ---------   -----------     ----------     ----------
Balance at September 30,
     1999 (audited)                          15,031,500          1,503                         2,132         (3,444)           191
Stock issued for cash on
     September 30, 2000                      41,250,000          4,125                           875                         5,000
                                             ----------         ------       ---------   -----------     ----------     ----------
Balance at September 30,
     2000  (audited)                         56,281,500          5,628                           307         (3,444)         5,191
Net loss                                                                                                     (4,231)        (4,231)
                                             ----------         ------       ---------   -----------     ----------     ----------
Balance at September 30,
     2002  (audited)                         56,281,500          5,628                         3,007        (10,783)        (2,148)
Contributed capital                                                                            7,025                         7,025
Net loss                                                                                                     (4,857)        (4,857)
                                             ----------         ------       ---------   -----------     ----------     ----------
Balance at September 30,
     2003  (audited)                         56,281,500          5,628                        10,032        (15,640)            20
Cancellation of shares at
     June 8, 2004                           (32,284,988)        (3,228)                        3,228
Economic value of exercised
     option                                                                                   62,600                        62,600
Common stock and warrants
     issued on August 13,2004                 1,224,998            122         139,494       779,134                       918,750
Gain on issuance of subsidiary
     stock on August 17, 2004                                                                 86,625                        86,625
Net loss                                                                                                   (498,446)      (498,446)
Balance at September 30,
     2004  (audited)                         25,221,510         $2,522         139,494      $941,619      $(514,086)       569,549
Common stock and warrants
     issued on November 11,
     2004                                       978,000             97         266,629       867,893                     1,134,619
Common stock and warrants
     issued on January 25, 2005                  32,000              3           8,724        28,073                        36,800
Net loss                                                                                                   (457,605)      (457,605)
                                             ----------         ------       ---------   -----------     ----------     ----------
Balance at March 31, 2005  (unaudited)       26,231,510         $2,622        414,847    $1,837,585      $(971,691)     $1,283,363
                                             ==========         ======       =========   ===========     ==========     ==========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Period from
                                                                                                         October 6, 1998*
                                                                                Six months ended              through
                                                                                    March 31                 March 31,
                                                                         -----------------------------      -----------
                                                                             2005              2004             2005
                                                                         -----------       -----------      -----------
CASH FLOWS FROM
    OPERATING ACTIVITIES:
    Net loss                                                             $  (457,605)      $    (1,106)     $  (971,691)
    Adjustments required to reconcile net loss to net cash used in operating activities:

     Depreciation                                                              1,024                              1,083
     Common stock issued for services                                                                             3,000
     Minority interests in losses of subsidiary                                                                 (12,375)
     Acquisition of research and development
       in process                                                                                               100,000
     Option exercise costs                                                                                       62,600
    Changes in assets and liabilities:
     Increase in prepaid expenses                                            (27,659)                           (38,688)
     Increase in other current assets                                         (3,179)                            (9,150)
     Increase (decrease) in current liabilities                              (71,847)            1,086           84,371
                                                                         -----------       -----------      -----------
    Net cash used in operating activities                                   (559,266)              (20)        (780,850)
                                                                         -----------       -----------      -----------
CASH FLOWS FROM
    INVESTING ACTIVITIES -
    Purchase of property and equipment                                        (7,512)                           (11,470)
CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Issuance of common stock and warrants                                  1,171,419                          2,090,510
    Contribution to additional
       paid in capital                                                                                           12,319
                                                                                                            -----------
    Net cash provided by financing activities                              1,171,419                          2,102,829
                                                                         -----------       -----------      -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENT                                                     604,641               (20)              --
CASH AND CASH EQUIVALENT
    AT BEGINNING OF PERIOD                                                   705,868                20               --
                                                                         -----------       -----------      -----------
CASH AND CASH EQUIVALENT
    AT END OF PERIOD                                                     $ 1,310,509                --      $ 1,310,509
                                                                         ===========       -----------      ===========

                        * Incorporation date, see note 1.

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          GAMMACAN INTERNATIONAL INC.

                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005

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

            Through March 31, 2005, the Company has incurred losses in an aggregate amount of $971,691. Such losses have resulted from the Company's activities as a development stage company. The Company's management estimated that it would be able to finance its operations until September 30, 2005 using the cash raised during August 2004 till January 2005. Continuation of the Company's current operations after utilizing the mentioned reserves until September 30, 2005, is dependent upon obtaining financial support from investors until profitable results are achieved.

            On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International, Inc.".

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a.    Basis of accounting

            The accompanying unaudited financial statements of the Company and the subsidiary GammaCan Ltd. ("the Subsidiary") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2004.

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

      c.    Cash equivalents

            The Company and its subsidiary considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal or use, to be cash equivalents.

      d.    Principles of consolidation

            The consolidated financial statements include the accounts of the Company and its Subsidiary. All balances have been eliminated in consolidation.

      e.    Loss per share

            Basic and diluted net losses per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS128"), for all periods presented. Outstanding share options, and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all periods presented. The total number of common stocks related outstanding options and warrants excluded from the calculations of diluted net loss was 3,884,998 for the period ended March 31, 2005.

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

                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the six months ended March 31, 2005:

            Net loss as reported                                    $(457,605)
            Deduct: stock based employee compensation
                expense determined under fair value
                method for all awards, net of related tax effects    (492,866)
                                                                    ---------
            Pro forma loss                                          $(950,471)
                                                                    =========
            Net loss per 1000 common shares:
            Basic and diluted - as reported                         $  (17.63)
                                                                    =========
            Basic and diluted - pro forma                           $  (36.62)
                                                                    =========

      g.    Recently issued accounting pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first 12 12 t interim or annual reporting period that begins after December 15, 2005, for small business issuers (January 1, 2006 for the Company). Early adoption of FAS 123R is encouraged. This Statement applies to all awards granted or modified after the Statement's effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement's effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

            The Company estimates that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of March 31, 2005, will be approximately $1,274,000. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to March 31, 2005 and prior to our adoption of FAS 123R. The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company's financial statements for periods prior to the effective date of the Statement will not be restated.

                           GAMMACAN INTERNATIONAL INC.

                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                   (Unaudited)

NOTE 3. - GOING CONCERN

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through March 31, 2005 of $971,691. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See also note 1.

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

            On March 1, 2005 the Company and its Subsidiary, entered into an agreement appointing a related party as Vice President of Business Development, in consideration of a salary of $4,000 per month, commencing February 2005.

NOTE 5. - STOCK TRANSACTIONS:

      a. On November 11, 2004 the Company entered into subscription agreements for the sale of 978,000 units at a purchase price of $1.25 per unit for a total consideration of $1,222,500. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The fair value of the warrants estimated by using the Black & Scholes option-pricing model is $266,629.

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                   NOTE 5. - STOCK TRANSACTIONS (continued):

      b. On January 25, 2005 the Company entered into a subscription agreement for the sale of 32,000 units at a purchase price of $1.25 per unit for a total consideration of $40,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The fair value of the warrants estimated by using the Black & Scholes option-pricing model is $8,724.

      c. According to a board of directors' resolution from January 11, 2005 the following are entitled to receive options under the 2004 Employees and Consultant Stock Option Plan:

            o     50,000 options to each of the four board members.

            o     50,000 options to each of three scientific advisors.

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

We received approval from the Institutional Review Boards of a number of medical centers for the initiation of a clinical trial in Israel for a Phase II study using IVIG immunotherapy for a range of metastatic cancers. We plan to begin enrolling patients in the third quarter of 2005. Since IVIG is an established, safe therapy, we will not be required to conduct Phase I studies. Phase II clinical trials will be conducted at no less than two medical centers in Israel. It is expected to take at least six months to enroll patients. We are planning on including several different cancers in the trial, and preliminary results should be available during the first year of trial. We may decide to continue to monitor patients for an extended period of time in order to observe positive and negative effects arising at a later stage. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner to work with us to potentially commercialize the products.

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

                              Planned Expenditures

The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category                                                                Amount

Research & Development                                              $1,456,000

Marketing and Business Development                                    $158,000

General & Administrative Expenses                                     $662,000

Total                                                               $2,276,000

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

ITEM 3. CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS On January 25 , 2005, we entered into subscription agreements for the sale of 32,000 units to one accredited investor at a purchase price of $1.25 per unit for total proceeds of $40,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. For each sale of these units we relied on either the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, or Regulation S promulgated under the Securities Act of 1933, as amended. ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                  GAMMACAN INTERNATIONAL, INC.


            May 9, 2005                           /s/ TOVI BEN ZEEV
                                                  -----------------------
                                                  Tovi Ben Zeev,
                                                  Chief Financial Officer