Form 10QSB
period 2005-06-30
GAMMACAN INTERNATIONAL INC
filed 2005-08-11
CIK 1141222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

            |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

            |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _________ to _________

                         Commission file number: 0-32835

                          GAMMACAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               33-0956433
            (State or other                           (IRS Employer
            jurisdiction of                        Identification No.)
     incorporation or organization)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 26,231,510 shares issued and outstanding as of August 10, 2005.

ITEM 1. - FINANCIAL STATEMENTS

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005

                                TABLE OF CONTENTS

                                                           Page
            Balance sheet                                    2
            Statements of operations                         3
            Statement of stockholders' equity                4
            Statements of cash flows                         5
            Notes to the financial statements              6-11

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,       September 30,
                                                                             2005           2004
                                                                          -----------    -----------
                                                                          (Unaudited)       (Audited)
                                                                          -----------    -----------
                                   A s s e t s
CURRENT ASSETS:
    Cash and cash equivalent                                              $ 1,001,049    $   705,868
    Prepaid expenses                                                           20,707         11,029
    Other                                                                      29,124          5,971
                                                                          -----------    -----------
           T o t a l  current assets                                        1,050,880        722,868
                                                                          -----------    -----------
PROPERTY AND EQUIPMENT, NET                                                     9,720          3,899
                                                                          -----------    -----------
           T o t a l  assets                                              $ 1,060,600    $   726,767
                                                                          ===========    ===========

                      Liabilities and stockholders' equity
CURRENT LIABILITIES:
    Accounts payable                                                      $    59,872    $   140,901
    Payroll and related expenses                                               38,070         16,317
                                                                          -----------    -----------
           T o t a l  current liabilities                                      97,942        157,218
                                                                          -----------    -----------
STOCKHOLDERS' EQUITY:
    Preferred stock, ($ 0.0001 par value, 20,000,000 shares authorized:
       none issued and outstanding)                                                --             --
    Common stock ($ 0.0001 par value, 100,000,000 authorized,
       26,231,510 and 25,221,510 shares issued and
       outstanding as of June 30, 2005 and September 30, 2004,
       respectively)                                                            2,622          2,522
    Additional paid-in capital                                              1,856,238        941,619
    Warrants                                                                  414,847        139,494
    Deficit accumulated during development stage                           (1,311,049)      (514,086)
                                                                          -----------    -----------
           T o t a l  stockholders' equity                                    962,658        569,549
                                                                          -----------    -----------
           T o t a l  liabilities and stockholders' equity                $ 1,060,600    $   726,767
                                                                          ===========    ===========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                              Period from
                                        Nine months ended                  Three months ended              October 6, 1998*
                                            June 30                             June 30                        Through
                                -------------------------------       -------------------------------          June 30,
                                    2005               2004               2005               2004               2005
                                ------------       ------------       ------------       ------------       ------------
RESEARCH AND
    DEVELOPMENT COSTS           $    299,985       $         --       $    184,987       $         --       $    466,977

GENERAL AND
    ADMINISTRATIVE
    EXPENSES                         508,075          **154,130            160,194          **153,024            867,544

FINANCIAL INCOME, NET                (11,097)                               (5,823)                              (11,097)

MINORITY INTERESTS IN
    LOSSES OF SUBSIDIARY                                                                                         (12,375)
                                ------------       ------------       ------------       ------------       ------------
                                $   (796,963)      $   (154,130)      $   (339,358)      $   (153,024)      $ (1,311,049)
                                ============       ============       ============       ============       ============

BASIC AND DILUTED LOSS
    PER 1000 COMMON SHARES      $     (30.59)      $      (2.87)      $     (12.94)      $      (3.16)
                                ============       ============       ============       ============
WEIGHTED AVERAGE

NUMBER OF COMMON
    SHARES USED IN
    COMPUTING BASIC AND
    DILUTED LOSS PER 000
    COMMON SHARES                 26,055,177         53,650,871         26,231,510         48,389,614
                                ============       ============       ============       ============

                        * Incorporation date, see note 1.
                             **Restated, see note 2.

               The accompanying notes are an integral part of the
                         condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Deficit
                                                                                                accumulated
                                                      Common                     Additional       during
                                        Common         Stock                      paid-in       development
                                         Stock        Amount      Warrants        capital          stage           Total
                                       ----------       ------     --------      ----------     ------------      ---------
Beginning balance                              --    $      --    $      --       $      --        $      --      $      --
Stock issued for cash on
    October 6, 1998                     1,650,000          165                         (155)                             10
Stock issued for cash on
    October 9, 1998                     2,722,500          272                         (107)                            165
Stock issued for cash on
    October 10, 1998                      198,000           20                          100                             120
Stock issued for services on
    December 1, 1998                    9,900,000          990                        2,010                           3,000
Stock issued for cash on
    April 7, 1999                         561,000           56                          284                             340
Net loss                                                                                              (3,444)        (3,444)
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at September 30,
    1999 (audited)                     15,031,500        1,503                        2,132           (3,444)           191
Stock issued for cash on
    September 30, 2000                 41,250,000        4,125                          875                           5,000
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at September 30,
    2000  (audited)                    56,281,500        5,628                        3,007           (3,444)         5,191
Net loss                                                                                              (3,108)        (3,108)
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at September 30,
    2001  (audited)                    56,281,500        5,628                        3,007           (6,552)          2,083
Net loss                                                                                              (4,231)        (4,231)
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at September 30,
    2002  (audited)                    56,281,500        5,628                        3,007          (10,783)        (2,148)
Contributed capital                                                                   7,025                           7,025
Net loss                                                                                              (4,857)        (4,857)
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at September 30,
    2003  (audited)                    56,281,500        5,628                       10,032          (15,640)            20
Cancellation of shares at
    June 8, 2004                      (32,284,988)      (3,228)                       3,228
Economic value of exercised
    option                                                                           62,600                          62,600
Common stock and warrants
    issued on August 13,2004            1,224,998          122       139,494        779,134                         918,750
Gain on issuance of subsidiary
    Stock on August 17, 2004                                                         86,625                          86,625
Net loss                                                                                            (498,446)      (498,446)
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at September 30,
    2004  (audited)                    25,221,510        2,522      139,494         941,619         (514,086)       569,549
Common stock and warrants
    issued on November 11,
    2004                                  978,000           97      266,629         867,893                       1,134,619
Common stock and warrants
    issued on January 25, 2005             32,000            3        8,724          28,073                          36,800
Stock based Consultants'
compensation expense                                                                 18,653                          18,653
Net loss                                                                                            (796,963)      (796,963)
                                       ----------       ------     --------      ----------     ------------      ---------
Balance at June 30, 2005
(unaudited)                            26,231,510       $2,622     $414,847      $1,856,238     $ (1,311,049)      $962,658
                                       ==========       ======     ========      ==========     ============       ========

               The accompanying notes are an integral part of the
                         condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                    (Formerly- San Jose International, Inc.)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Period from
                                                                   Nine months ended            October 6, 1998*
                                                                       June 30                      through
                                                             --------------------------------       June 30,
                                                                 2005               2004              2005
                                                             -----------          -----------      -----------
CASH FLOWS FROM
    OPERATING ACTIVITIES:
    Net loss                                                 $  (796,963)       **$  (154,130)     $(1,311,049)
    Adjustments required to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                                  1,691                                 1,750
     Common stock issued for services                                                                    3,000
     Minority interests in losses of subsidiary                                                        (12,375)
     Acquisition of research and development in process                                                100,000
     Option exercise & compensation costs                         18,653                                81,253
     Changes in assets and liabilities:
     Increase in prepaid expenses                                 (9,678)                              (20,707)
     Increase in other current assets                            (23,153)                              (29,124)
     Increase (decrease) in current liabilities                  (59,276)             154,110           96,942
                                                             -----------          -----------      -----------
    Net cash used in operating activities                       (868,726)                 (20)      (1,090,310)
                                                             -----------          -----------      -----------
CASH FLOWS FROM
    INVESTING ACTIVITIES -
    Purchase of property and equipment                            (7,512)                              (11,470)
                                                             -----------                           -----------
CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Issuance of common stock and warrants                      1,171,419               (3,228)       2,090,510
    Contribution to additional
       paid in capital                                                                  3,228           12,319
                                                             -----------          -----------      -----------
    Net cash provided by financing activities                  1,171,419                   --        2,102,829
                                                             -----------          -----------      -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENT                                     295,181                  (20)              --
CASH AND CASH EQUIVALENT
    AT BEGINNING OF PERIOD                                       705,868                   20               --
  CASH AND CASH EQUIVALENT                                   -----------          -----------      -----------
    AT END OF PERIOD                                         $ 1,001,049                   --      $ 1,001,049
                                                             ===========          ===========      ===========

                        * Incorporation date, see note 1.
                             **Restated, see note 2

               The accompanying notes are an integral part of the
                        condensed financial statements.

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (Unaudited)

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

      Through June 30, 2005, the Company has incurred losses in an aggregate amount of $1,311,049. Such losses have resulted from the Company's activities as a development stage company. The Company's management estimates that it would be able to finance its operations until September 30, 2005 using the cash raised during August 2004 till January 2005. Continuation of the Company's current operations after utilizing the mentioned reserves until September 30, 2005, is dependent upon obtaining financial support from investors until profitable results are achieved.

      On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International, Inc.".

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a.    Basis of accounting

            The accompanying unaudited condensed consolidated financial statements of the Company and the subsidiary GammaCan Ltd. ("the Subsidiary") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
            Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2004.

            The financial statements as of June 30, 2004 have been restated in order to reflect, with retroactive effect, certain expenses which were incurred during that period and were not accounted for in the previous interim financial statements, as of the above date, that were published by the company on Form 10Q-SB on July 26, 2004. These expenses include the compensation attributed to the fair value of options granted to the Company's Officer, and expenses accrued through June 30, 2004.

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            In addition, the previous financial statements were headed "consolidated" financial statements, taking into account the consolidation of GammaCan, Ltd ("the subsidiary"). Since the acquisition of this subsidiary was not completed as of June 30, 2004, it should not have been consolidated as of that date. The deconsolidation of the subsidiary have no effect, however, on the company's financial statements, as it had no content as of that date.

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

      d.    Principles of consolidation

            The consolidated financial statements include the accounts of the Company and its Subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

      e.    Loss per share

            Basic and diluted net losses per common share are presented in accordance with FAS No. 128 "Earning per share" ("FAS 128"), for all periods presented. Outstanding share options, and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all periods presented. The total number of common stocks related outstanding options and warrants excluded from the calculations of diluted net loss was 2,484,998 for the period ended June 30, 2005.

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

            The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the nine months ended June 30, 2005:

                                                                         nine months     three months
                                                                       ended June 30,   ended June 30,
                                                                            2005            2005
                                                                          ---------       ---------
            Net loss as reported                                          $(796,963)      $(339,358)
            Deduct: stock based employee compensation expense
                determined under fair value method for all awards,
                 net of related tax effects                                 (89,638)        (43,814)
            Reversal of stock based employee compensation expense
                determined under fair value method due to forfeiture
                of awards granted to the company's CEO (see note 4)         118,190         565,231
                                                                          ---------       ---------
            Pro forma  profit (loss)                                      $(768,411)      $ 182,059
                                                                          =========       =========
            Net profit (loss)  per 1000 common shares:
            Basic and diluted - as reported                               $  (30.59)      $  (12.94)
                                                                          =========       =========
            Basic and diluted - pro forma                                 $  (29.49)      $    6.94
                                                                          =========       =========

      g.    Recently issued accounting pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for small business issuers (January 1, 2006 for the Company). Early adoption of FAS 123R

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            is encouraged. This Statement applies to all awards granted or modified after the Statement's effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement's effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123. The Company estimates that the cumulative effect of adopting FAS 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of June 30, 2005, will be approximately $163,344. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to June 30, 2005 and prior to our adoption of FAS 123R. The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company's financial statements for periods prior to the effective date of the Statement will not be restated.

            On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3. - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through June 30, 2005 of $1,311,049. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. See also note 1.

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

            Additionally, it was also agreed that the Subsidiary shall reimburse the Consultant for out of pocket expenses incurred in connection with the performance of its duties under the agreement only if it has been approved in writing by the Subsidiary. The expenses of hiring a clinical expert to advise on the specifics of the protocol, for a total cost that will not exceed $8,000, was approved by the Subsidiary . On March 1, 2005 the Company and its Subsidiary, entered into an agreement appointing a related party as Vice President of Business Development, in consideration of a salary of $4,000 per month, commencing February 2005. On June 2, 2005 the CEO of the Company and its Subsidiary resigned effective as of July 2, 2005. Upon the CEO's resignation, his 1,400,000 granted options have been forfeitured. Effective July 2, 2005 the related party will serve as the CEO of the Subsidiary and as acting CEO of the Company, devoting approximately 70% of her business time to the affairs of the Company and its subsidiary for a monthly salary of $6,475.

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

                           GAMMACAN INTERNATIONAL INC.
                          (A Development Stage Company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

      d. According to a board of directors' resolution from June 21, 2005, an employee of the Subsidiary is entitled to receive 100,000 options under the 2004 Employees and Consultant Stock Option Plan.

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

We received approval from the Institutional Review Boards of a number of medical centers for the initiation of a clinical trial in Israel for a Phase II study using IVIG immunotherapy for a range of metastatic cancers. We started enrolling patients during July 2005. Since IVIG is an established, safe therapy, we will not be required to conduct Phase I studies. Phase II clinical trials will be conducted at no less than two medical centers in Israel. It is expected to take at least six months to enroll patients. We are planning on including several different cancers in the trial, and preliminary results should be available during the first year of trial. We may decide to continue to monitor patients for an extended period of time in order to observe positive and negative effects arising at a later stage. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner to work with us to potentially commercialize the products.

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

                              Planned Expenditures

The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category                                                        Amount

Research & Development                                      $1,447,000

Marketing and Business Development                            $145,000

General & Administrative Expenses                             $662,000

Total                                                       $2,254,000

We are considering expanding and accelerating our planned clinical trials program for IVIG. Ultimately, such a change may enable our company to commercialize the product sooner if the trials prove to be successful. If we decide to adjust our program, we anticipate that our related clinical trial costs over the next 12 months would increase by approximately $1 million. The decision to proceed according to the planned expenditures will be based on several major factors, one of which is the ability of our company to attract sufficient financing on acceptable terms.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of Gammacan and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. Gammacan believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of Gammacan. No assurances are made that actual results of operations or the results of GammaCan's future activities will not differ materially from its assumptions

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, we issued an aggregate of 300,000 stock options to four members of our Board of Directors and an employee of GammaCan Ltd., our Israeli subsidiary, pursuant to our 2004 Stock Option Plan. The members of our Board of Directors were each granted 50,000 stock options 25 % of which will vest on the first anniversary of the date of grant (for 3 directors it's January 11, 2005 and for one director it's February 13, 2005) and the remaining options will vest in 36 equal monthly installments and are exercisable at $1.15 per share. Adi Avidar, an employee of GammaCan Ltd., was granted 100,000 stock options 25% of which vest on November 14, 2005 and the remaining options will vest in 36 equal monthly installments and are exercisable at $1.15 per share. These securities were issued pursuant to an exemption from registration requirements under
Section 4(2) of the Securities Act of 1933, as amended.

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

                                               GAMMACAN INTERNATIONAL, INC.


            August  10, 2005                   /s/ TOVI BEN ZEEV
                                               -----------------
                                               Tovi Ben Zeev,
                                               Chief Financial Officer