Form 10KSB
period 2005-09-30
GAMMACAN INTERNATIONAL INC
filed 2005-12-29
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-32835

GAMMACAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0956433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Ben Gurion Street
54100 Givat Shmuel, Israel
(Address of principal executive offices)

972 3 5774475
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

1

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 28,453,732 shares issued and outstanding as of December 28, 2005.

2

GAMMACAN INTERNATIONAL, INC.

FORM 10-KSB

This Form 10-KSB includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of Gammacan and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. Gammacan believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of Gammacan. No assurances are made that actual results of operations or the results of GammaCan's future activities will not differ materially from its assumptions.

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

Pursuant to an agreement for purchase and sale of intellectual property between our subsidiary, Gammacan, Ltd., and ARP Biomed, Ltd. ("ARP”), we completed the purchase and sale of the intellectual property on August 17, 2004. As a result, we now own all of ARP's rights and interests in the intellectual property assets (the "Intellectual Property") consisting of intravenous immunoglobulin ("IVIG") research and development, patents and other intellectual property, which appears to hold promising potential for the clinical treatment for various cancer types. In consideration for acquiring the Intellectual Property, we have issued to ARP 12.5% of the common shares of Gammacan, Ltd.

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

Current Cancer Statistics

Cancer is a disease of the body's cells. Cells in all the tissues and organs of the body constantly grow and divide to replace old and damaged cells and maintain the health of the body. Normally, all cells divide and reproduce themselves in an orderly and controlled manner. In cancer, however, some cells keep dividing without proper control, forming a lump (which is called a primary tumor). In leukemia, or cancer of the blood, too many white blood cells are produced.

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

Current Cancer Treatments

Current cancer treatments include surgery, radiation, and chemotherapy. These treatments can be ineffective because they are either unable to target cancer cells throughout the body or they give rise to serious and life-threatening side effects. Consequently, the medical community is still a long way from winning the war on cancer. The key success factors for new therapeutic approaches in the cancer area seem to be less toxicity than what is available today and higher rates of efficacy, at least in some patients. Modern immunotherapies tend to be targeted towards certain patients in whom particular antigens are expressed in their tumors, but these drugs may have no or little effect in other patients. Thus, the new generation of anti-cancer therapies tends to be more effective in patients where they are applicable, but less effective in other patients.

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

IVIG is generally considered to be an expensive therapy, because it is a natural product manufactured from whole human blood. A typical dose may consist of five consecutive days of intravenous administration of 1 gram per kilogram of patients' body weight. According to the International Blood/Plasma News, U.S. prices range from about $39 per gram for lyophilized preparations to a high of about $55 per gram for a 5% liquid product.

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

Intellectual Property

Our success will depend in part on our ability to obtain patent protection for our Intellectual Property. Subsequent to our acquisition of the Intellectual Property from ARP, we enjoy the patented protection of IVIG for treating solid tumors through two major U.S. patents (#5,562,902 and #5,965,130), as well as a pending application for the use of IVIG on non-solid tumors and additional U.S. and international patent applications. On October 2005 we filed a provisional patent for the utilization of IVIg therapy as a potential treatment for avian flu using IVIg from previously infected patients and from those previously immunized. Patent coverage includes a wide range of issues such as: a novel method of administering to a mammal a preparation of IVIG for inhibiting tumor metastasis or spreading, for treating primary tumors, and for a broad spectrum of cancerous diseases. The IVIG preparation to be administered according to this invention may contain intact or fragmented immunoglobulin molecules. The preparation may be administered intravenously, directly under the skin or subcutaneous routes, directly into a cavity (such as an organ or stomach), either as a sole agent or in combination with other agents or methods, which are commonly used for cancer treatment. We believe anyone selling IVIG for treatment of cancer is subject to these patents. However, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that have been or may be issued to us. Since patent applications in the United States are maintained in secrecy for the initial period of time following filing, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

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

IVIG immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase 1 clinical studies (toxicity trials) are primarily conducted to establish safety. Phase 2 studies are designed to determine preliminary efficacy. Phase 3 studies are conducted to optimize therapeutic efficacy in a statistically significant manner at the levels of optimal dose, method of delivery into the body or route, and schedule of administration. Once clinical trials are completed successfully, products may receive regulatory approval.

Since IVIG is an established, safe therapy, we will not be required to conduct Phase 1 studies. Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IVIG immunotherapy in three major cancers: colon, prostate and melanoma. To date, 27 patients have been enrolled, out of which 22 have actually received the IVIG treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and preliminary results will likely be available during the first half of 2006. The trial is due to be completed by October 2006, but. We will probably continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IVIG treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize the IVIG products. This commercialization will include pivotal, Phase 3 clinical trials in accordance with regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess. We are considering a trial in order to test the potential use of IVIg as a long term treatment to prevent the recurrence of cancer in patient who have been diagnosed and successfully treated. This trial, will take a number of years since the end-point will be related to long-term effects.

Employees

During the next 12 months, we plan to function with a small management staff. During this time, we will focus on managing Phase 2 clinical trials and establishing preliminary relationships with potential commercial partners. Currently we have five employees, of which two are executives and one is Director of Clinical Affairs.

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

The principal activities which must be completed prior to obtaining approval for marketing in the United States are as follows:

a)  Pre-clinical Studies. Pre-clinical studies are conducted in animals to test pharmacology, efficacy and toxicology and to do manufacturing and formulation work based on in vivo results.

b)  Phase 1 Clinical Trial. Phase 1 clinical trials consist of testing a product in a small number of humans for its safety (toxicity), dose tolerance and pharmacokinetic properties.

c)  Phase 2 Clinical Trials. Phase 2clinical trials usually involve a larger patient population than is required for Phase I trials and are conducted to evaluate the effectiveness of a product in patients having the disease or medical condition for which the product is indicated. These trials also serve to identify possible common short-term side effects and risks in a larger group of patients.

d)  Phase 3 Clinical Trials. Phase 3 clinical trials involve conducting tests in an expanded patient population at geographically dispersed test sites (i.e. multi-centre trials) in a controlled and/or uncontrolled environment to establish clinical safety and effectiveness. These trials also generate information from which the overall benefit-risk relationship relating to the drug can be determined and provide a basis for drug labeling.

Since IVIG is an established, safe therapy, we will not be required to conduct Pre-Clinical and Phase 1 Clinical Trials. Two key factors that influence the rate of progression of the remaining clinical trials are the rate at which patients can be recruited to participate in the research program, and whether effective treatments are currently available for the disease the drug is intended to treat. Patient recruitment is largely dependent upon the incidence and severity of the disease and the alternative treatments available. Regulatory agencies can demand more patients and longer exposure if they deem it prudent, so as to better assess the relative safety compared with the long-term efficacy of the drug.

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

The successful commercialization of IVIG is crucial for our success. This proposed product and its potential application is in an early stage of clinical and manufacturing/process development. It faces a variety of risks and uncertainties. Principally, these risks include the following:

•	future clinical trial results may show that IVIG at effective doses is not well tolerated by the recipients or not efficacious as compared to placebo.
•	future clinical trial results may be inconsistent with ARP's previous preliminary testing results. Data from our earlier studies may be inconsistent with clinical data.
•	even if IVIG is shown to be safe and effective for its intended purpose, we may face significant or unforeseen difficulties in obtaining/manufacturing sufficient quantities at or at reasonable prices.
•
our ability to complete the development and commercialization of IVIG for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of IVIG on a worldwide basis.

•	even if IVIG products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance.
•
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

Until September 30, 2005 we raised approximately $2.0 Million through private placements of our securities. These amounts were used to fund our activities during 2005 and we anticipate that the remaining funds as well as additional funds raised during October and December of 2005, as described in item 6 - Management Discussion and Analysis will be sufficient to fund additional operations for 12 months. Accordingly, our ability to continue develop and, if warranted, commercialize our proposed IVIG products, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

- continued scientific progress in our research and development programs;

- costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

- competing technological and market developments;

- our ability to establish additional collaborative relationships; and

- the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

Even if we are able to protect our proprietary rights we may suffer from off-label use of other IVIG products

Off-label use is the practice of prescribing drugs for a purpose outside the scope of the drug's approved label, most often concerning the drug's indication. In the United States, the Food and Drug Administration (FDA) requires numerous clinical trials to prove a drug's safety and efficacy in treating a given disease or condition. If satisfied that the drug is safe and effective, the drug's manufacturer and the FDA agree on specific language describing dosage, route and other information to be included on the drugs label. More detail is included in the drugs package insert. However, once the FDA approves a drug for prescription use, they do not attempt to regulate the practice of medicine and so the physician makes decisions based on her or his best judgment. It is entirely legal in the United States and in many other countries to use drugs off-label. There can be no assurance that IVIG produced for the use of other treatments will not be prescribed to cancer patients.

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

The IVIG products currently under development will require significant clinical testing and investment of significant funds prior to commercialization. Securing regulatory approval requires us to submit extensive clinical data and supporting information for each indication to establish the product's efficacy. The process of completing these processes is likely to take a number of years. Any delay in obtaining approvals may:

•    adversely affect the successful commercialization of our product(s) that we develop
•    diminish any competitive advantages that we may obtain
•    adversely affect our receipt of revenues or royalties

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

We will be highly dependent on the principal members of our management and scientific staff, especially Vered Caplan, our Acting Chief Executive Officer, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of Gammacan, Ltd. The loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited.

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

Our issuance of warrants and options to investors, employees and consultants and the registration rights for the underlying shares of common stock may have a negative effect on the trading prices of our common stock as well as a dilutive effect.

We have issued and may continue to issue warrants and options at or below the current market price. As of September 30, 2005 we had 1,510,000 outstanding warrants and options (2,674,998 for the year ended September 30, 2004) to investors employees and consultants, as more fully described in "Liquidity and Capital Resources" and Item 10 - Executive compensation. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

Our Principal Facilities as well as the medical centers were we conduct our clinical trials are located in Israel, which has historically experienced military and political unrest.

Our principal facilities as well as the medical centers were conduct our clinical trials are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm our business, operating results and financial condition.

In addition, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel defense forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 51 years old, depending upon the nature of their military service.

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

ITEM 2 - PROPERTIES

Our principal executive offices are located in approximately 635 square feet of office space in Givat Shmuel. The lease for such space expired on May 19, 2005. However, we have an option to extend this lease for an additional two periods of 12 months following May 19, 2005. During May 2005 we extended the agreement for a 12 month period ending May 19, 2006. The aggregate annual base rental for this space is approximately $8,000.

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

	2005		2004
	High	Low	High	Low
	$	$	$	$
First Quarter	2.17	1.50	-	-
Second Quarter	1.90	1.50	-	-
Third Quarter	1.65	0.90	0.76	0.51
Fourth Quarter	1.45	0.93	2.50	0.75

As of December 28, 2005, there were approximately 62 holders of record of our common stock and the closing bid quotation of our common stock was $1.30 per share.

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

On January 25, 2005 the Company entered into a subscription agreement for the sale of 32,000 units to an accredited investor at a purchase price of $1.25 per unit for a total consideration of $40,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months.

On October 31, 2005 the company entered into subscription agreements for the sale of 666,666 units to an offshore investor at a purchase price of $0.75 per unit for a total consideration of $500,000. each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years for ½ (half) a share at a price of $1.00 per Share.

On December 20, 2005 the company entered into a subscription agreement for the sale of 1,333,334 units to an accredited investor at a purchase price of $0.75 per unit for a total consideration of $1,000,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years for one share at a price of $1.20 per share.

On December 20, 2005 the company entered into a subscription agreement for the sale of 222,222 units to an accredited investor at a purchase price of $0.90 per unit for a total consideration of $200,000. each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years for ½ (half) a share at a price of $1.15 per share.

For each sale of these units we relied on either the exemption from registration provided for accredited investors pursuant to Rule 506 of Regulation D, or Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Since July 2005, we are conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IVIG immunotherapy in three major cancers: colon, prostate and melanoma. To date, 27 patients have been enrolled, out of which 22 have actually received the IVIG treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and preliminary results will likely be available during the first half of 2006. The trial is due to be completed by October 2006, but we will probably continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IVIG treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize the IVIG products. This commercialization will include pivotal, Phase 3 clinical trials in accordance with regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

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

We are also contemplating to conduct additional clinical trials to test new formulations of IVIG and to test IVIG immunotherapies for different cancers at different stages of disease progression with varying dosages and routes of administration. Our goal is to partner with a pharmaceutical company to conduct these further Phase 2 and Phase 3 trials, in order to attain broad-based regulatory approval.

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

Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct research to develop alternative delivery systems, to determine the optimal dosage for different patient groups and to investigate alternative sources of immunoglobulin other than human plasma. We plan to conduct research to isolate the fraction of IVIG, which is responsible for its anti-metastatic effects and to develop a potential synthetic version of IVIG. These formulations will be suitable for:

•	Low-dose, preventative therapy for disease-free, high-risk individuals,
•	Strong dose for use in conjunction with surgery and other cancer treatments, and
•	Maintenance dose for use to prevent recurrence of cancer growth.
•	Others

Our plan is to patent any successful inventions resulting from our further research activities.

Other Strategic Plans

We are considering in-licensing and other means of obtaining additional lead molecules for our product portfolio. The aim of this is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Critical accounting policies and estimates

Management's discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on various factors, including historical experience that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Going concern assumption
The financial statements have been prepared assuming the Company will continue as a going concern. Through September 30, 2005, the Company has incurred losses in an aggregate amount of $1,712,618. Such losses have resulted from the Company’s activities as a development stage company. We estimate that the cash reserves available on September 30, 2005 as well as the funds raised during October and December will be sufficient to cover the planned expenses for the 12 months period ending September 30, 2006.

Valuation of options and warrants
We granted options to purchase common shares of our company to employees and consultants as well as issue warrants in connection with fund raising. The fair value of the options and warrants is estimated by using the Black Scholes option-pricing model, and is based on certain assumptions regarding the expected dividends, expected volatility, expected life of the options and warrant and the risk free interest rate.

Deferred income taxes
Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

Regarding the Israeli subsidiary, paragraph 9(f) of FAS 109,"Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities

Results of Operations

Years ended September 30, 2005 and 2004

The following table summarizes certain statement of operations data for the company for the 12 months period ended September 30, 2005 and 2004 (in US$):

	Year ended September 30,
	2005	2004
Research and development costs	$545,928	$166,992
General and administrative expenses	666,477	343,524
Financial (income) expense, net	(13,873)	305
	1,198,532	510,821
Minority interests in losses of a subsidiary	-	12,375
Net loss for the period	$(1,198,532)	$(498,446)

Research & development costs.
Research and development expenses are the costs incurred in the process of our pre-clinical trial and clinical trial.

During the year ended September 30, 2005 the research and development expenses included, among other, the clinical trial and pre-clinical trial expenses, the consultants compensation, costs related to the registered patents as well as salaries and related expenses. During the year ended September 30, 2004 the Research and development expenses included the acquisition of in process research and development as well as the cost related to the registered patents.
During the year ended September 30, 2005 the research and development expenses totaled $545,928, compared to $166,992 during the year ended September 30, 2004. Costs incurred related to research and development in 2005 reflect a full year of research and development activity whereas in 2004, the costs were incurred subsequent to the August 2004 transaction.

The costs during the year ended September 30, 2004 was mainly related to the purchase of the in-process research and development as well as costs related to the registered patents. During the year ending September 30, 2005 the costs included expenses related to the clinical trial including salaries and related expense, consulting, purchase of IVIg and payments to the medical centers.

General and administrative expenses
The general and administrative expense includes the salaries and related expenses of the company's management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the year ending September 30, 2005 the General and administrative expense totaled $666,477 compared to $343,524 for the year ended September 30, 2004. Costs incurred related to general and administrative in 2005 reflect a full year of operation whereas in 2004, the costs were incurred subsequent to the August 2004 transaction.

Salaries and related expenses for the year ending September 30, 2005 totaled $245,197 compared with $81,713 for the year ending September 30, 2004.

For the year ending September 30, 2004 consulting expenses totaled $102,579 and were mainly related to the August 2004 transaction. For the year ending September 30, 2005 we did not incur consulting expenses.

During the year ending September 30, 2005 we incurred $149,609 related to legal and professional fees compared to 91,498 during the previous year.

Traveling expenses for the year ending September 30, 2005 totaled $66,993 compared with $55,887 for the year ending September 30, 2004.

Business development costs increased from $5,267 in the year ending September 30, 2004 to $100,311 for the year ending September 30, 2005 mainly due the increase in the company's activities.

Insurance expense for the year ending September 30, 2005 totaled $56,162 and included the directors and officers insurance as well as office and equipment insurance. The company did not incur any insurance expenses during the year ending September 30, 2005.

Other general and administrative expenses for the year ending September 30, 2005 totaled $48,205 compared to $6,580 for the year ending September 30, 2004. The increase is also contributed to the increase in company's activities.

Financial income/expense, net
During the year ending September 30, 2005 the company generated interest income on available cash and cash equivalents balance. No interest income was accrued during the year ending September 30, 2004 due the fact that the funds were raised in proximity to the year end.

Liquidity and Capital Recourses

Financing activities
Through September 30, 2005, the Company has incurred losses in an aggregate amount of $1,712,618. We have financed our operation form private placement of common stock. Through September 30, 2005 we raised a total of $2,090,510, net of transaction cost, through private placements and we anticipate that additional financing will be through similar sources. Our financing activates for the most recent two years include the following.

On August 13, 2004 the Company entered into subscription agreements for the sale of 1,224,998 units at a purchase price of $0.75 per unit for a total consideration of $918,750.

On November 11, 2004 the Company entered into subscription agreements for the sale of 978,000 units at a purchase price of $1.25 per unit for a total consideration of $1,222,500

On January 25, 2005 the Company entered into a subscription agreement for the sale of 32,000 units at a purchase price of $1.25 per unit for a total consideration of $40,000.

On October 31, 2005, the company entered into subscription agreement for the sale of 666,666 units at a purchase price of $0.75 per unit for a total consideration of $500,000.

On December 20, 2005, the company entered into subscription agreement for the sale of 1,333,334 units at a purchase price of $0.75 per unit for a total consideration of $1,000,000.

On December 20, 2005, the company entered into subscription agreement for the sale of 222,222 units at a purchase price of $0.90 per unit for a total consideration of $200,000.

Employee's stock options plan
On August 17, 2004, our board of directors adopted the 2004 Employees and Consultants Stock Option Plan in order to attract and retain quality personnel. Under the 2004 Employees and Consultants Stock Option Plan, 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time.

On August 17, 2004, we granted options to Dr. Dan J. Gelvan under the 2004 Employees and Consultants Stock Option Plan to allow Dr. Gelvan to purchase up to 1,400,000 common shares of our company at an exercise price of $1.30 per share. On the same date, we also granted options to Ms. Tovi Ben Zeev under the 2004 Employees and Consultants Stock Option Plan to allow Ms. Ben Zeev to purchase up to 50,000 common shares of our company at an exercise price of $1.30 per share. The options granted to Dr. Gelvan and Ms. Ben Zeev are exercisable until August 17, 2014. The options granted to Dr. Gelvan and Ms. Ben Zeev were fortified during 2005 due to their resignation.

On June, 2005 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.15 per share, to each of the following Shmuel Levi, Yair Aloni, Jean-Pierre Elisha Martinez and Lior Soussan-Gutman.

On June 2005 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.15 per share to an employee. These options were fortified during 2005 due to the employee resignation.

On June 2005 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.15 per share to three members of our Scientific Advisory Board.

On October 6, 2005 we granted options to purchase up to 350,000 common shares of our company at an exercise price of $0.93 to Mr. Chaime Orlev.

On October 20, 2005 we granted options to purchase up to 30,000 common shares of our company at an exercise price of $1.35 to an employee.

On December 21, 2005 we granted options to purchase up to 250,000 common shares of our company at an exercise price of $1.34 to an employee.

Summary of financing activities
Through September 30, 2005 we raised approximately $2.0 Million through private placements of our securities. As of the September 30, 2005 the cash and cash equivalents totaled $713,342. We anticipate that these reserves as well as the funds raised during October and December of 2005 will be sufficient to fund additional operation for 12 months. Continuation of our current operations after utilizing the mentioned reserves during the year ending September 30, 2006, is dependent upon obtaining financial support from investors until profitable results are achieved.

Planned Expenditures

The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	$1,077,000
Marketing and Business Development	$162,000
General & Administrative Expenses	$936,000
Total	$2,175,000

We are considering an additional clinical trial to demonstrate clinical efficacy of IVIG, sourced from a specific population, of Melanoma patients. We will begin initial process of this trial during 2006. The decision to proceed past the initial process will be based on several major factors, one of which is the ability of our company to attract sufficient financing on acceptable terms. If we decide to continue this additional trial past the initial process, we anticipate that our related clinical trial costs over the next 12 months would increase by approximately $850,000.

Contractual obligations

The Company signed an agreement for the lease of its office facilities, which was due to expire on May 19, 2005, with an option to extend it for 2 additional optional periods of 12 months each. During May 2005 the company extended the agreement for a 12 month period ending May 19, 2006. The monthly payment is $679. The future rental payments, on a fiscal year basis under the lease, are $8,148 in the year ended September 30, 2006.

Rental expenses for the years ended September 30, 2005 and 2004 were $8,148 and $ 1,388, respectively

On February 2, 2005 the company entered into an agreement with Kamada Ltd. pursuant to which the company ordered 9.5Kg of Vigam Liquid (IVIg) for the purposes of the clinical trial. The total purchase price was set at $332,500 ($35/gram) which is paid according to a delivery schedule. For the year ending September 30, 2005 the company paid a total of $181,650 (for 5.19Kg) under this agreement.

Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The subsidiary's severance pay liability to its employees mainly based upon length of service and the latest monthly salary (one month’s salary for each year worked). The liability is partly funded by purchase of insurance policies. The policies are the Company’s assets and under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees.

Related party transactions
Mr. Yair Aloni, a director of our company, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of our subsidiary, Gammacan, Ltd., are authorized signatories of ARP Biomed Ltd. for the Intellectual Property Purchase and Sale Agreement we entered into with ARP Biomed Ltd. on June 11, 2004. Mr. Aloni is the Chief Executive Officer of ARP and Mr. Shoenfeld is an advisor to ARP.

On November 4, 2004, Gammacan Ltd. entered into a consulting agreement with PBD Ltd., a company controlled by Vered Caplan, a principal shareholder of Gammacan International, Inc. Pursuant to the terms of the agreement, Gammacan Ltd. will pay PBD a total fee of $50,000 for the services provided as detailed in the agreement. The services include:

•	Summary of pre-clinical data and collection of historical research data.
•	Preparation of clinical trial.
•	Oncologists survey for cancer indication.
•	Survey of complementary technologies
•	Survey of potential IVIg collaborators
•	Initiation of contacts with potential partners.

On March 1, 2005, Gammacan International, Inc. and its subsidiary, Gammacan, Ltd., entered into an agreement appointing Vered Caplan as Vice President of Business Development. Ms. Caplan, who will provide at least 20 hours of service per week, shall receive a salary of $4,000 per month.

On June 6, 2005, the Company and Gammacan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of Gammacan, Ltd. and the Company. Vered Caplan shall receive a salary of $6,475 per month.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)
2005 ANNUAL REPORT

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM - Report of Kesselman & Kesselman	27
REPORT OF INDEPENDENT AUDITORS -
Report of Armando C. Ibarra	28
CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	29
Statements of operations	30
Statements of changes in stockholders’ equity	31
Statements of cash flows	32
Notes to financial statements	33-46

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O Box 452 Tel Aviv 61003 Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GammaCan International Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GammaCan International Inc. (A Development Stage Company; hereafter - the "Company") and its subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years then ended and cumulatively, for the period from October 1, 2003 to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from October 6, 1998 (date of incorporation) to September 30, 2003, which totals reflect a deficit of $15,640 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated November 17, 2003, expressed an unqualified opinion on the cumulative amounts.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of September 30, 2005 and 2004, and the consolidated results of operations, changes in stockholders’ equity and cash flows for each of the years then ended and cumulatively, for the period from October 1, 2003 to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As explained in note 1a to the financial statements, subsequent to September 30, 2006, the Company may be dependent on obtaining additional funding in order to continue its research and development activity.

Kesselman & Kesselman

Tel-Aviv, Israel
December 29, 2005

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of
Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of
Certified Public Accountants
Members of the Better Business Bureau since 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
San Jose International, Inc.
(A Development Stage Company)

We have audited the statements of operations, changes in stockholders' equity and cash flows for the period from October 6, 1998 (date of inception) through September 30, 2003 of San Jose International, Inc. (A Development Stage Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of San Jose International, Inc. for the period from October 6, 1998 (date of inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had significant losses since inception. This condition raises substantial doubt as to its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra, CPA-APC
Armando C. Ibarra, CPA-APC

November 17, 2003
Chula Vista, California

371 'E' Street, Chula Vista, CA 91910 Tel: (619) 422-1348 Fax: (619) 422-1465

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(US $, except share data)

	September 30,
	2005	2004
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$713,342	$705,868
Prepaid expenses	11,619	11,029
Other	22,029	5,971
T o t a l current assets	746,990	722,868

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT (Note 3)	7,528	-
PROPERTY AND EQUIPMENT, NET (Note 2)	10,269	3,899
T o t a l assets	$764,787	$726,767

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$159,379	$140,901
Payroll and related accruals	14,655	16,317
T o t a l current liabilities	174,034	157,218

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (Note 3)	13,725	-
COMMITMENTS (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares
; 26,231,510 and 25,221,510 shares issued and
outstanding as of September 30, 2005 and 2004, respectively)	2,622	2,522
Additional paid-in capital	1,767,601	941,619
Warrants	519,423	139,494
Deficit accumulated during the development stage	(1,712,618)	(514,086)
T o t a l stockholders' equity	577,028	569,549
T o t a l liabilities and stockholders’ equity	$764,787	$726,767

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(US $, except share data)

		Period from
		October 6,
Year ended		1998* to
September 30		September 30
2005	2004	2005

RESEARCH AND DEVELOPMENT COSTS (Note 7)	$545,928	$166,992	$712,920
GENERAL AND ADMINISTRATIVE
EXPENSES (Note 8)	666,477	343,524	1,025,641
FINANCIAL INCOME	(20,703)	-	(20,703)
FINANCIAL EXPENSES	6,830	305	7,135
	1,198,532	510,821	1,724,993
MINORITY INTERESTS IN LOSSES OF A SUBSIDIARY	-	(12,375)	(12,375)
NET LOSS FOR THE PERIOD	$(1,198,532)	$(498,446)	$(1,712,618)
BASIC AND DILUTED LOSS PER 1000
COMMON SHARES	$(45.92)	$(10.91)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON SHARE	26,099,260	45,672,962

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Common	Stock		paid-in	development
	Stock	Amount	Warrants	capital	stage	Total
Beginning balance	-	$-	$-	$-	$-	$-
Stock issued for cash on
October 6, 1998	1,650,000	165		(155)		10
Stock issued for cash on
October 9, 1998	2,722,500	272		(107)		165
Stock issued for cash on
October 10, 1998	198,000	20		100		120
Stock issued for services on
December 1, 1998	9,900,000	990		2,010		3,000
Stock issued for cash on
April 7, 1999	561,000	56		284		340
Net loss					(3,444)	(3,444)
Balance at September 30, 1999	15,031,500	1,503		2,132	(3,444)	191
Stock issued for cash on
September 30, 2000	41,250,000	4,125		875		5,000
Balance at September 30, 2000	56,281,500	5,628		3,007	(3,444)	5,191
Net loss					(3,108)	(3,108)
Balance at September 30, 2001	56,281,500	5,628		3,007	(6,552)	2,083
Net loss					(4,231)	(4,231)
Balance at September 30, 2002	56,281,500	5,628		3,007	(10,783)	(2,148)
Contributed capital				7,025		7,025
Net loss					(4,857)	(4,857)
Balance at September 30, 2003	56,281,500	5,628		10,032	(15,640)	20
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Stock based compensation				62,600		62,600
Common stock and warrants
issued for cash on August 13,	1,224,998	122	139,494	779,134		918,750
2004
Gain on issuance of subsidiary
Stock on August 17, 2004 to
third party				86,625		86,625
Net loss					(498,446)	(498,446)
Balance at September 30, 2004	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005	26,231,510	$2,622	$519,423	$1,767,601	$(1,712,618)	$577,028

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US $)

		Period from
		October 6,
Year ended		1998* to
September 30		September 30,
2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,198,532)	$(498,446)	$(1,712,618)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	2,534	59	2,593
Common stock issued for services			3,000
Minority interests in losses of a subsidiary	-	(12,375)	(12,375)
Write off of in process research and development	-	100,000	100,000
Warrants granted to consultants	34,592	62,600	97,192

Changes in operating assets and liabilities:
Increase in prepaid expenses	(590)	(11,029)	(11,619)
Increase in other current assets	(16,058)	(5,971)	(22,029)
Increase (decrease) in current liabilities	16,816	156,218	173,034
Increase in liability for employee rights upon retirement	13,725		13,725
Net cash used in operating activities	(1,147,513)	(208,944)	(1,369,097)

CASH FLOWS FROM INVESTING ACTIVITIES -
funds in respect of employee rights upon retirement	(7,528)	-	(7,528)
Purchase of property and equipment	(8,904)	(3,958)	(12,862)
Net cash used in investment activities	(16,432)	(3,958)	(20,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to additional paid in capital			12,319
Issuance of common stock and warrants	1,171,419	918,750	2,090,510
Net cash provided by financing activities	1,171,419	918,750	2,102,829
INCREASE IN CASH AND CASH EQUIVALENTS	7,474	705,848	713,342
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	705,868	20
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$713,342	$705,868	$713,342

* Incorporation date, see note 1a.
The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

GammaCan International Inc. (A Development Stage Company; "the Company") was incorporated on October 6, 1998, under the laws of the State of Delaware, under the name of San Jose International, Inc. The Company has no significant revenues and no material operations and in accordance with Statement of financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage enterprises”, the Company is considered a development stage company.

On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International, Inc.".

At this point in the development stage, the company's focus is to demonstrate efficacy of IVIG cancer immunotherapy in human clinical trials. In July 2005, the company commenced Phase 2 clinical trials in humans to demonstrate clinical efficacy of IVIG immunotherapy in three major cancers: colon, prostate and melanoma. These Phase 2 clinical trials are being conducted at three medical centers in Israel and preliminary results are anticipated during the first half of 2006. The Phase 2 clinical trial is due to be completed by October 2006.

The financial statements have been prepared assuming the Company will continue as a going concern. Through September 30, 2005, the Company has incurred losses in an aggregate amount of $1,712,618. Such losses have resulted from the Company’s activities as a development stage company. The Company’s management estimates that it would be able to finance its operations from its current reserves and the cash raised in October 2005 and in December 2005 (see note 10) for the coming year. Continuation of the Company’s current operations after utilizing the mentioned reserves during the year ending September 30, 2006, is dependent upon obtaining financial support from investors until profitable results are achieved.

During August 2004, the Company acquired, through it's then wholly-owned subsidiary, GammaCan Ltd, all of the in-process research and development ("IPR&D") of ARP Biomed, Ltd. ("ARP"), an Israeli Company. The IPR&D was acquired for the purpose of continuing research related to the clinical treatment of various types of cancer. The purchase price was $100,000 which was settled with the issuance of 12.5% of GammaCan Ltd's issued and outstanding common shares Under the terms of the agreement, the Company was required to lend $800,000 to its subsidiary, to finance the clinical trials and conduct further research and development utilizing the acquired IPR&D, which was valued at $100,000.

In accordance with SAB 51, the gain on issuance of the subsidiary’s stock, totaling $86,625, was recorded as an addition to paid in capital within “Stockholders’ Equity” due to the fact that there is no certainty of the realization of this gain.

Costs of registered patents, paid by the Company in connection with acquisition of the in process research and development, were expensed to research and development expense.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 21, 2004, a company owned by the Company's sole officer and director at that time, was granted an option by one of the shareholders to purchase 100,000 options at $0.01 per share. The economic fair value of the options is recognized as compensation expense in the amount of $62,600. The options were exercised on August 17, 2004.

b.	Accounting principles

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America (“U.S. GAAP”).

c.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

d.	Functional currency

The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the US dollar (“$” or “dollar”).
Most of the Company’s research and development cost are incurred in dollars. A significant part of the Company’s capital expenditures and most of its financing is in dollars.
Thus, the functional currency of the Company and its subsidiary is the dollar.

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions - exchange rates at transaction dates or average rates and (2) for other items (derived from non-monetary balance sheet items such as depreciation) - historical exchange rates. The resulting transaction gains or losses are carried to financial income or expenses, as appropriate.

e.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary GammaCan Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

f.	Property and equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets.

Annual rates of depreciation are as follows:
%
Computers and peripheral equipment	33
Office furniture and equipment	6-15

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

Regarding the Israeli subsidiary, paragraph 9(f) of FAS 109,"Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities

h.	Research and development

Research and development costs are expensed as incurred.

Acquisition of in process research and development and the costs of registered patents that have not yet reached technological feasibility and have no alternative future use, are expensed as incurred.

i.	Cash equivalents

The company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

j.	Comprehensive income (loss)

The Company has no other comprehensive income (loss) components other than net loss for the reported periods.

k.	Loss per share

Basic and diluted net losses per common share are presented in accordance with FAS No. 128 “Earning per share” (“FAS128”), for all periods presented. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stocks options and warrants excluded from the calculations of diluted net loss was 1,510,000 for the year ended September 30, 2005 (2,674,998 for the year ended September 30, 2004).

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Stock based compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with FAS 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), the Company discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in FAS 123.

As to services from consultants, the Company applies EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:
	Year ended September 30,
	2005	2004
Net loss as reported	$(1,198,532)	$(498,446)
Add: pro forma stock based employee compensation
expense determined under fair value
method for all awards, net of related tax effects	(153,287)	(122,411)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture
of awards granted to employees (see note 5b)	118,193
Pro forma net loss	$(1,233,626)	$(620,857)
Net loss per 1000 common shares:
Basic and diluted loss per 1000 shares - as reported	$(45.92)	$(10.91)
Basic and diluted loss per 1000 shares - pro forma	$(47.27)	$(13.59)

m.	Recently issued accounting pronouncements:

1)
In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers (October 1, 2006 for the Company). Early adoption of FAS 123R is encouraged.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

This Statement applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

The Company expects that upon the adoption of FAS 123R, the Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated.

2)
On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

o.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.

NOTE 2 - PROPERTY AND EQUIPMENT, net

a.	Propertyand equipment are composed as follows:

	September 30,
	2005	2004

Cost:
Office furniture and equipment	$7,400	$2,068
Computers and peripheral equipment	5,462	1,890
	12,862	3,958
Less - accumulated depreciation	2,593	59
	10,269	$3,899

b.	Depreciation expense totaled $2,534 and $59 in the years ended September 30, 2005 and 2004, respectively.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - EMPLOYEE RIGHTS UPON RETIREMENT

a.
Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The subsidiary's severance pay liability to its employees, mainly based upon length of service and the latest monthly salary (one month’s salary for each year worked), is reflected by the balance sheet accrual under the “liability for employee rights upon retirement”. The Company records the liability as if it was payable at each balance sheet date on an undiscounted basis. The liability is partly funded by purchase of insurance policies and the amounts funded are included in the balance sheet under investments and long-term receivables, as “funds in respect of employee rights upon retirement”. The policies are the Company’s assets and under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees.

b.	The severance pay expenses for the years ended September 30, 2005, were $13,725.

c.	Cash flows information regarding the company’s liability for employee rights upon retirement:
1.	The Company expects to contribute $20,000 in respect of severance pay in 2006.
2.
Due to the relatively young age of the subsidiary's employees, benefit payments to employees reaching retirement age in the next 10 years, are not material. The amounts were determined based on the employees’ current salary rates and the number of service years that will accumulate upon their retirement date. These amounts do not include amounts that might be paid to employees who will cease working for the subsidiary before their normal retirement age.

NOTE 4 - COMMITMENTS:

a.
The Company signed an agreement for the lease of its office facilities, which expired on May 19, 2005, with an option to extend it for 2 additional optional periods of 12 months each. During May 2005 the company extended the agreement for a 12 month period ending May 19, 2006. The monthly payment is $679. The future rental payments, on a fiscal year basis under the lease, are $8,148 in the year ended September 30, 2006.

Rental expenses for the years ended September 30, 2005 and 2004 were $8,148 and $1,388, respectively

b.
On February 2, 2005 the company entered into an agreement with Kamada Ltd. pursuant to which the company ordered 9.5Kg of Vigam Liquid (IVIg) for the purposes of the clinical trial. The total purchase price was set at $332,500 ($35/gram) which is paid according to a delivery schedule. For the year ending September 30, 2005 the company paid a total of $181,650 (for 5.19Kg) under this agreement.

c.	As to the employment agreement with the acting CEO of the Company, see note 9e.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK HOLDERS’ EQUITY:

a.	Capital stock

The Company’s shares are on the over-the-counter bulletin board. The quoted price per share, as of September 30, 2005 was US$1.02.

On April 20, 2004 the Company affected a 16.5 to 1 forward stock split of its Common Stock. All shares and per share amounts have been retroactively restated to reflect the 16.5 to 1 stock split.

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

On August 13, 2004 the Company entered into subscription agreements for the sale of 1,224,998 units at a purchase price of $0.75 per unit for a total consideration of $918,750. Each unit consisted of one Common Share in the Company and one share purchase warrant, which entitles the holder to purchase an additional Common Share for $1.50 on or before August 13, 2005. The fair value of the warrants estimated by using the Black Scholes option-pricing model is $139,494, and is based on the following assumptions: dividend yield of 0% for all years; expected volatility of 103%; risk-free interest rates of 5.4%; and expected lives of 1 year.

On November 11, 2004 the Company entered into subscription agreements for the sale of 978,000 units at a purchase price of $1.25 per unit for a total consideration of $1,222,500 (“The November issuance”). Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The consideration was allocated to the shares and options issued based on relative fair value. The fair value allocated to the warrants, estimated by using the Black Scholes option-pricing model is $367,892, which is based on the following assumptions: dividend yield of 0% for all years; expected volatility of 105%; risk-free interest rates of 5.4%; and expected lives of 2 year.
Transaction costs of $87,881 were paid in connection with this subscription agreement.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK HOLDERS’ EQUITY (continued):

On January 25, 2005 the Company entered into a subscription agreement for the sale of 32,000 units at a purchase price of $1.25 per unit for a total consideration of $40,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of two years after the date of the subscription agreement at an exercise price of $1.50 in the first 15 months and $2.00 for the next nine months. The consideration was allocated to the shares and options issued based on relative fair value. The fair value allocated to the warrants estimated by using the Black Scholes option-pricing model is $12,037, based on the same assumptions that used in the November issuance.
Transaction costs of $3,200 were paid in connection with this subscription agreement.

As to the subscription agreements entered to in October and December 2005, see note 10.

b.	Summary of the company’s stock options plans

On August 17, 2004, the company’s board of directors adopted the 2004 Employees and Consultants Stock Option Plan (hereafter - the Stock Option Plan). Under the Plan 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company’s board of directors from time to time. Under this Plan, each option is exercisable to purchase one common share of $ 0.0001 par value of the Company.
The options may be exercised after vesting and only in accordance with the following:
1.	On the first anniversary commencing the grant date - 25% of the options.
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments.

In August 2004, 1,450,000 options were granted under the plan (of which 1,400,000 were granted to the Company’s CEO). These options were forfeited during June and October 2005 due to the resignation of the related employees.
The exercise price has been determined at $1.3 per share. The fair value of the above options on the date of grant was estimated by using Black Scholes option-pricing model as $1,662,964, and was based on the following assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rates of 5.4%; and expected lives of 7.88 years.

In June 2005, 50,000 options were granted under the Stock Option Plan to each of four board members (total - 200,000 options).
The exercise price has been determined at $1.15 per share, which was equivalent to the traded market price on the date of grant. The fair value of the above options on the date of grant was estimated by using Black Scholes option-pricing model as $186,588, and was based on the following assumptions: dividend yield of 0%; expected volatility of 87%; risk-free interest rates of 4%; and expected lives of 7.88 years.

In June 2005, 100,000 options were granted under the Stock Option Plan to an employee of the subsidiary. These options were forfeited during October 2005 due to the resignation of the employee.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK HOLDERS’ EQUITY (continued):

The exercise price has been determined at $1.15 per share, which was equivalent to the traded market price on the date of grant. The fair value of the above options on the date of grant was estimated by using Black Scholes option-pricing model as $84,464, and was based on the following assumptions: dividend yield of 0%; expected volatility of 72%; risk-free interest rates of 4%; and expected lives of 7.88 years.

A summary of the status of the company’s plan as of September 30, 2005 and 2004, and changes during the years ended on those dates, is presented below:

	Year ended September 30
	2005		2004
		Weighted		Weighted
	Number	average	Number	average
		exercise		exercise
		price		price
		$		$
For options granted to
employees:
Options outstanding at
beginning of year	1,450,000	$1.3	-	$-
Changes during the year:
Granted	300,000	1.15	1,450,000	1.3
Exercised	-	-
Forfeited	(1,400,000)	1.3	-	-
Expired	-	-	-	-
Options outstanding at end
of year	350,000	0.82	1,450,000	1.3
Options exercisable at end
of year	-	-	-	-
Weighted average fair
value of options granted
during the year	$0.90		$1.15

None of the outstanding options were exercisable at the end of each year.

In June 2005, 50,000 options were granted under the Stock Option Plan to each of three scientific advisors (total - 150,000 options).
The exercise price has been determined at $1.15 per share, which was equivalent to the traded market price on the date of grant. The fair value of the above options is estimated by using Black Scholes option-pricing model as $117,475, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 80%; risk-free interest rates of 4.5%; and expected lives of 7.88 years.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK HOLDERS’ EQUITY (continued):

In accordance with SFAS 123 and EITF 96-18, options granted to consultants and Scientific Advisory Board members (non-employees) are recorded at fair value based on an option-pricing model and periodically revalued over the related service periods. The Company recorded stock compensation of $34,590 during the year ended September 2005, related to consulting services.

The company did not grant options to non-employees prior to the year ended September 30, 2005. The only options granted to non-employees during the year ended September 30, 2005, were to its scientific advisors, as described above.

As to grants of stock options in October and December of 2005, see note 10.

NOTE 6 - TAXES ON INCOME

a.	Deferred income taxes:

	September 30,
	2005	2004

Tax loss carryforwards	$268,935	$100,369
Valuation allowance	(268,935)	(100,369)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

b.	U.S. income taxes

As of September 30, 2005, the Company has an accumulated tax loss carryforward of approximately $439,046 (September 30, 2004 - $240,000), which will expire 20 years from the date the loss was incurred.

c.	Israeli income taxes

The Israeli subsidiary is taxed in accordance with Israeli tax laws.
Under the Income Tax (Inflationary Adjustments) Law, 1985, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli consumer price index (“CPI”). The Israeli subsidiary is taxed under this law.

As of September 30, 2005, the Company’s Israeli subsidiary has an accumulated tax loss carryforward of approximately $1,151,579 (September 30, 2004 approximately - $200,000). Under Israeli tax laws, carryforward tax losses are linked to the Israeli CPI. The Israeli loss carryforwards have no expiration date.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - RESEARCH AND DEVELOPMENT COSTS:

	Year ended
	September 30,
	2005	2004

Clinical trials	$239,200	$-
Consulting	127,082	7,500
Acquisition of in process research and development	-	100,000
Salaries and related expenses	91,337	-
Costs of registered patents	50,916	39,554
Compensation costs in respect of warrants granted to
consultants	34,590	-
Other	2,803	19,938
	$545,928	$166,992

NOTE 8 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	September 30,
	2005	2004

Payroll and related expenses	$245,197	$81,713
Consulting	-	102,579
Travel	66,993	55,887
Professional services	149,609	91,498
Insurance	56,162	-
Business development	100,311	5,267
Other	48,205	6,580
	$666,477	$343,524

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 - RELATED PARTIES - TRANSACTIONS:

a.	As to the employment contract with the Company’s CEO see e below. Payroll and related expenses in respect of the Company’s CEO for the year ended September 30, 2005 total $53,330.

b.	As to options granted to the former Company’s CEO, see note 5b.
Payroll and related expenses in respect of the former Company’s CEO for the year ended September 30, 2005 total $114,877.

c.
On November 4, 2004, the Subsidiary entered into a consulting agreement with PBD Ltd., a company controlled by a principal shareholder of the Company, who effective July 2, 2005 was the CEO (see note e below) (the "Consultant"). Pursuant to the terms of the agreement, the Subsidiary paid the Consultant a total fee of $50,000 for the services provided as detailed in the agreement. Mainly the services include summary of pre-clinical data and collection of historical research data, preparation of clinical trial, oncologist's survey for cancer indication, a survey of complementary technologies, a survey of potential IVIg collaborators and initiation of contacts with potential partners. The amount paid to the Consultant is included in "Research & development expenses".

The Subsidiary also reimbursed the Consultant for out of pocket expenses incurred in connection with performance under the agreement only if it has been approved in writing by the Subsidiary. The expenses of hiring a clinical expert to advice on the specifics of the protocol, for a total cost that will not exceed $8,000, were approved by the Subsidiary.

d.
On March 1, 2005 the Company and its Subsidiary, entered into an agreement appointing a related party as Vice President of Business Development, in consideration of a salary of $4,000 per month, commencing February 2005.

e.
Effective July 2, 2005, a related party will serve as the CEO of the Subsidiary and as acting CEO of the Company, devoting approximately 70% of her business time to the affairs of the Company and its subsidiary for a monthly salary of $6,475.

NOTE 10 - SUBSEQUENT EVENTS:

a.
On October 31, 2005, the company entered into subscription agreement for the sale of 666,666 units at a purchase price of $0.75 per unit for a total consideration of $500,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every 2 warrants can be exercisable to one Share at a price of $1.00 per Share.

In connection with the subscription agreement the company paid $50,000 cash fee to a third party which assisted in securing the agreement, as well as issued 66,666 units, each comprising of one common share purchase warrant exercisable for three years. Every warrant can be exercisable to one Share at a price of $1.50 per Share.

The value allocated to the warrants estimated by using the Black Scholes option-pricing model is $82,784. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.4%; and expected lives of 3 years.

b.
On October 6, 2005, 350,000 options were granted under the Stock Option Plan. The exercise price has been determined at $0.93 per share which was equivalent to 90% of the traded market price on the date of grant.

The options may be exercised after vesting and only in accordance with the following:
1.	On the first anniversary commencing the grant date - 30,000 options.
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments.

The fair value of the above options on the date of grant estimated by using Black Scholes option-pricing model is $283,262. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.5%; and expected lives of 7.59 years.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SUBSEQUENT EVENTS (continued):

c.
On October 20, 2005, 30,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.35 per share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see note 5b.

The fair value of the above options on the date of grant estimated by using Black Scholes option-pricing model is $32,637. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

d.
On December 13, 2005, the subsidiary entered into a Research and Licensing Agreement with Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”), pursuant to which the Company has agreed to provide THM with $200,000 in funding for THM to conduct a research project relating to the mechanism of action for IVIg, hyper-immune IVIg and use of IVIg as an anti-cancer treatment. In exchange THM has granted the subsidiary an exclusive license to any resulting technology and information.

e.
On December 20, 2005, the company entered into subscription agreement for the sale of 1,333,334 units at a purchase price of $0.75 per unit for a total consideration of $1,000,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every warrant can be exercisable to one Share at a price of $1.20 per Share.

In connection with the subscription agreement the company paid $100,000 cash fee to third parties who assisted in securing the agreement, as well as issued 133,332 units, each comprising of one common share purchase warrant exercisable for three years. 66,666 warrants can be exercisable to 66,666 Share at a price of $1.25 per Share, and 66,666 warrants can be exercisable to 66,666 Share at a price of $1.50 per Share.

The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $294,443. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 81%; risk-free interest rates of 4.4%; and expected lives of 3 years.

f.
On December 20, 2005, the company entered into subscription agreement for the sale of 222,222 units at a purchase price of $0.90 per unit for a total consideration of $200,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every 2 warrants can be exercisable to one Share at a price of $1.15 per Share.

The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $29,143. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 81%; risk-free interest rates of 4.4%; and expected lives of 3 years.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - SUBSEQUENT EVENTS (continued):

g.
On December 21, 2005, 250,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.34 per share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see note 5b.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $269,449. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

None

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

The following persons are our executive officers and directors as of the date hereof:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Vered Caplan	Acting Chief Executive Officer of our company and Gammacan, Ltd.	37	March 1, 2005
Shmuel Levi	Director of our company and Gammacan, Ltd.	55	August 17, 2004
Yair Aloni	Director of our company and Gammacan, Ltd.	55	August 17, 2004
Prof. Yehuda Shoenfeld, M.D.	Chief Scientist of Gammacan, Ltd.	56	August 17, 2004
Jean-Pierre Elisha Martinez	Director of our company and Gammacan, Ltd.	53	January 7,2005
Dr. Lior Soussan-Gutman	Director of our company and Gammacan, Ltd.	41	February 13,2005
Chaime Orlev	Chief Financial Officer of our company and Gammacan, Ltd.	35	October 6, 2005

The appointment of the directors is valid until the next annual shareholders meeting.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Vered Caplan

Ms. Caplan is Acting CEO of GammaCan International, Inc. and CEO of GammaCan Ltd. Ms. Caplan is very active entrepreneur in the Israeli life-science arena. She has been involved in the founding and management of more than ten ventures and brings to the company a highly developed network as well as profound business development capabilities. Ms. Caplan holds a B.Sc. in mechanical engineering, a M.Sc. in Bio-medical engineering

Mr. Yair Aloni

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

Dr. Lior Soussan-Gutman

Dr. Lior Soussan-Gutman, age 40, has managed Teva Pharmaceuticals' Oncotest unit since January 2003. Dr. Soussan-Gutman was the founder and CEO of Oncotest Ltd., a company offering specialized cancer diagnostic services to the oncology community based on a network of laboratories around the world. Dr. Soussan-Gutman founded Oncotest Ltd. in 1998 and acted as CEO from that time until January 2003. Dr. Soussan-Gutman holds a Ph.D. in Neurobiochemistry from the Tel-Aviv University and she did Post-doctorate research in molecular biology at the Weizmann Institute of Science. Dr. Soussan-Gutman will not be appointed to any Board committees at this time.

Chaime Orlev

Mr. Orlev is the Chief Financial Officer. Mr. Orlev is a certified public accountant in Israel . Prior to joining Gammacan, Mr. Orlev acted as Chief Financial Officer for Solel Solar Systems an Israeli-based company specializes in the development, manufacturing and marketing of solar energy systems and related equipment as well as coatings of different substances. From 2001 through 2004 Mr. Orlev was Vice President Finance and Chief Financial Officer of Huntleigh , a provider of airport services to carriers. From 1999 trough 2001 he served as Financial Controller and Acting Chief Financial Officer for ICTS International N.V. (NASDAQ:ICTS) a leading provider of aviation security services.

Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Committees of the Board

We have two committees of our Board of Directors.

Audit Committee. The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Board has determined that each of the members of the Audit Committee is unrelated, an outside member with no other affiliation with us and is independent as defined by the rules of the SEC. The Board has determined that Mr. Shmuel Levi is an “audit committee financial expert” as defined by the SEC. The other audit committee member is Mr. Elisha Martinez. The Audit Committee was formed on January 11, 2005.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation of certain of our executive officers and administers our stock option, and incentive compensation. The Compensation Committee is comprised of Messrs. Yair Aloni and Shmuel Levi. The Compensation Committee was formed on January 11, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2005, we believe that during fiscal year 2005, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Chaime Orlev filed his Form 3 late.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended September 30, 2005, 2004, and 2003 by the Company's Chief Executive Officer and each of the Company’s four other most highly compensated executive officers based on salary and bonus earned during the 2004 fiscal year.
Summary Compensation Table

		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Vered Caplan, Active Chief Executive Officer	2005	49,538	Nil	3,792	Nil	Nil	Nil
Dr. Dan J. Gelvan, (1) Former Chief Executive Officer	2005	102,283	Nil	12,594	Nil	Nil	Nil
Dr. Dan J. Gelvan, (1) Former Chief Executive Officer	2004	14,620	Nil	2,290	Nil	Nil	Nil
Christopher Greenwood (2) Former President & Director	2003	Nil	Nil	Nil	Nil	Nil	Nil

(1) Dr. Dan J. Gelvan resigned as our Chief Executive Officer on June 2, 2005.
(2) Mr. Christopher Greenwood resigned as our President and director on June 21, 2004.

Option Grants during 2004 Fiscal Year

The following table provides information related to options granted to the named executive officers by Gammacan International during the 2004 fiscal year. The Company does not have any outstanding stock appreciation rights.

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Dan Gelvan *	1,400,000	96.6	1.3	August 17, 2014
Tovi Ben Zeev *	50,000	3.4	1.3	August 17, 2014

* - the options were fortified during 2005 due to employee resignation.

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

Option Grants during 2005 Fiscal Year

The following table provides information related to options granted to the named executive officers by Gammacan International during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Shmuel Levi	50,000	11.1	1.15	June 21, 2015
Yair Aloni	50,000	11.1	1.15	June 21, 2015
Jean-Pierre Elisha Martinez	50,000	11.1	1.15	June 21, 2015
Lior Soussan-Gutman	50,000	11.1	1.15	June 21, 2015
Adi Avidar *	100,000	22.3	1.15	June 21, 2015
David Sidransky	50,000	11.1	1.15	June 21, 2015
Yosef Yarden	50,000	11.1	1.15	June 21, 2015
Dan Shochat	50,000	11.1	1.15	June 21, 2015

* - the options were forfeited on October 27, 2005 due to employee resignation.

Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2005 and 2004 fiscal years and number and value of such options held at fiscal year-end.

			Number of Securities Underlying Unexercised Options at Fiscal Year- End (#)		Value of Unexercised In-the-Money Options at Fiscal Year- End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
None.

EMPLOYMENT AGREEMENTS

On August 17, 2004, we entered into a written employment agreement with Dr. Dan J. Gelvan. The agreement was amended on October 12, 2004. Dr. Gelvan served as our Chief Executive Officer and the Chief Executive Officer of our subsidiary. Dr. Gelvan received a monthly salary of $8,000 for the first three months of his services and received a monthly salary of $9,250 thereafter. Dr. Gelvan received options under the 2004 Employees and Consultant Stock Option Plan to purchase up to 1,400,000 common shares of our company at the exercise price of $1.30 per share.

On June 2, 2005, Dan J. Gelvan resigned as Chief Executive Officer, effective as of July 2, 2005.

On August 17, 2004, we also entered into a written employment agreement with Ms. Tovi Ben Zeev, which was amended on October 12, 2004. Ms. Ben Zeev served as the Chief Financial Officer of our company and our subsidiary, Gammacan, Ltd. on a part time basis. Ms. Ben Zeev received a monthly salary of $1,300 for her services as the Chief Financial Officer of Gammacan, Ltd. On January 11, 2005, effective November 1, 2004, Ms. Ben Zeev’s monthly salary was raised to $4,000. Ms. Ben Zeev will received options under the 2004 Employees and Consultant Stock Option Plan to purchase up to 50,000 common shares of our company at the exercise price of $1.30 per share.

On August 11, 2005, Tovi Ben Zeev resigned as Chief Financial Officer, effective of October 5, 2005.

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

On March 1, 2005, Gammacan International, Inc. and its subsidiary, Gammacan, Ltd., entered into an agreement appointing Vered Caplan as Vice President of Business Development. Ms. Caplan, who will provide at least 20 hours of service per week, shall receive a salary of $4,000 per month.

On June 6, 2005, the Company and Gammacan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of Gammacan, Ltd. and the Company. Vered Caplan new monthly salary shall be $6,475 per month.

On September 6, 2005, Gammacan, Ltd. entered into an employment agreement with Chaime Orlev pursuant to which Mr. Orlev will serve as Chief Financial Officer of Gammacan, Ltd., and Gammacan International Inc. effective October 6, 2005. Mr. Orlev shall receive a salary of 25,000 NIS per month (which equals approximately US $5,534.65, as of the date hereof). Mr. Orlev will be granted up to 350,000 stock options of the Corporation, pursuant to the Corporation's 2004 Stock Option Plan, adopted by the Board on August 17, 2004. Options will be exercisable at an exercise price, being 90% of the market price of the common stock on the date of grant, such that 30,000 Options shall vest on the first anniversary from their date of grant, and the remaining Options shall vest in 36 equal monthly installments thereafter.

We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2004. Effective as of January 11, 2005, members of the Board of Directors are being paid a fee of $500 for each Board meeting attended. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

On August 17, 2004, we granted options to Dr. Dan J. Gelvan under the 2004 Employees and Consultants Stock Option Plan to allow Dr. Gelvan to purchase up to 1,400,000 common shares of our company at an exercise price of $1.30 per share. On the same date, we also granted options to Ms. Tovi Ben Zeev under the 2004 Employees and Consultants Stock Option Plan to allow Ms. Ben Zeev to purchase up to 50,000 common shares of our company at an exercise price of $1.30 per share. The options granted to Dr. Gelvan and Ms. Ben Zeev are exercisable until August 17, 2014. The options granted to Dr. Gelvan and Ms. Ben Zeev were fortified during 2005 due to their resignation.

On June, 2005 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.15 per share, to each of the following Shmuel Levi, Yair Aloni, Jean-Pierre Elisha Martinez and Lior Soussan-Gutman.

On June 2005 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.15 per share to an employee. These options were fortified during 2005 due to the employee resignation.

On June 2005 we granted options to purchase up to 50,000 common shares of our company at n exercise price of $1.15 per share to three members of our Scientific Advisory Board.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	500,000	$1.17	4,500,000

Equity compensation plans not approved by security holders (1), (2)

Total	500,000	$1.17	4,500,000

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached hereto as exhibit 14.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Yair Aloni Director of our company 12A Shabazy St. Tel Aviv, Israel	280,005 common shares	0.98%
Yehuda Shoenfeld Chief Scientist of Gammacan, Ltd. 26 Sapir St. Ramat Gen Israel	699,996 common shares	2.46%
Zeev Bronfeld 6 Uri St. Tel Aviv, Israel	3,900,006 common shares	13.71%
Vered Caplan 69 Deganya St. Pardes Hanna Karkur Israel	3,900,006 common shares	13.71%
L.H. Osterloh 1305 1090 West Georgia St. Vancouver, B.C. V6E 3V7 Canada	1,650,000 common shares	5.80%
Vantech Securities Ltd. 1305 1090 West Georgia St. Vancouver, B.C. V6E 3V7 Canada	1,650,000 common shares	5.80%
Directors and Executive Officers as a Group	4,880,007 common shares	17.15%

 (1)    Based on 28,453,732 shares of common stock issued and outstanding as of December 28, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

On November 4, 2004, Gammacan Ltd. entered into a consulting agreement with PBD Ltd., a company controlled by Vered Caplan, a principal shareholder of Gammacan International, Inc. Pursuant to the terms of the agreement, Gammacan Ltd. will pay PBD a total fee of $50,000 for the services provided as detailed in the agreement. The services include:
•	Summary of pre-clinical data and collection of historical research data.
•	Preparation of clinical trial.
•	Oncologists survey for cancer indication.
•	Survey of complementary technologies
•	Survey of potential IVIg collaborators
•	Initiation of contacts with potential partners.

On March 1, 2005, Gammacan International, Inc. and its subsidiary, Gammacan, Ltd., entered into an agreement appointing Vered Caplan as Vice President of Business Development. Ms. Caplan, who will provide at least 20 hours of service per week, shall receive a salary of $4,000 per month.

On June 6, 2005, the Company and Gammacan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of Gammacan, Ltd. and the Company. Vered Caplan new monthly salary shall be $6,475.

ITEM 13. EXHIBITS

Exhibits:

Number	Exhibit
3.1	Certificate of Incorporation, with amendments, filed as an exhibit to the Company’s Registration Statement on Form 10SB, dated June 4, 2001, and incorporated herein by reference.
3.2	By-Laws, filed as an exhibit to the Company’s Registration Statement on Form 10SB, dated June 4, 2001, and incorporated herein by reference.
4.1	2004 Employees and Consultants Stock Compensation Plan, incorporated by reference from Form 8-K, dated as of August 17, 2004
10.1	Sale of Intellectual Property Agreement dated June 11, 2004 between Gammacan, Ltd. and ARP Biomed, Ltd., incorporated by reference from the Company’s Form 8-K, dated as of June 21, 2004
10.2	Employment Agreement dated August 17, 2004 between Gammacan Ltd. and Dr. Dan J. Gelvan, incorporated by reference from Form 8-K, dated as of August 17, 2004.
10.3	Addendum to Employment Agreement between Gammacan, Ltd. and Dr. Dan J. Gelvan, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
10.4	Indemnity Agreement between Gammacan International, Inc. and Dr. Dan J. Gelvan, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
10.5	Employment Agreement dated August 17, 2004 between Gammacan Ltd. and Ms. Tovi Ben Zeev, incorporated by reference from Form 8-K, dated as of August 17, 2004
10.6	Addendum to Employment Agreement between Gammacan, Ltd. and Tovi Ben-Zeev, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
10.7	Indemnity Agreement between Gammacan International, Inc. and Tovi Ben-Zeev, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004.
10.8	Services Agreement dated August 17, 2004 between Gammacan, Ltd. and Prof. Yehuda Shoenfeld, M.D., incorporated by reference from Form 8-K, dated as of August 17, 2004
10.9	Consulting agreement between Gammacan Ltd. and PBD Ltd., dated as of November 4, 2004, incorporated by reference to Form 8-K dated as of November 4, 2004
10.10	Employment Agreement between Gammacan, Ltd. and Vered Caplan, dated as of June 21, 2005, incorporated by reference to Form 8-K dated as of June 27, 2005
10.11	Indemnity Agreement between Gammacan International, Inc. and Vered Caplan, dated as of June 27, 2005.
10.12	Employment Agreement between Gammacan, Ltd. and Chaime Orlev, dated as of September 6, 2005, incorporated by reference to Form 8-K dated as of September 12, 2005
10.13	Indemnity Agreement between Gammacan International, Inc. and Chaime Orlev, dated as of September 12, 2005.
14	Code of Ethics
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended September 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $49,000, and $45,200, respectively.
Audit Related Fees. We did not incur any audit related fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2005 and 2004.

Tax Fees. We incurred fees to auditors of 4,000 and $1,100 respectively for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2005 and 2004.

All other fees. We did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2005 and 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 GAMMACAN INTERNATIONAL, INC.

 /s/ VERED CAPLAN
Vered Caplan,
Acting Chief Executive Officer
(principal executive officer)

 /s/ CHAIME ORLEV
Chaime Orlev,
Chief Financial Officer
(principal accounting officer)

Date: December 29, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on December 29, 2005.

 /s/ SHMUEL LEVI
Shmuel Levi,
Director

 /s/ YAIR ALONI
Yair Aloni,
Director

 /s/ JEAN-PIERRE ELISHA MARTINEZ
Jean-Pierre Elisha Martinez,
Director

 /s/ LIOR SOUSSAN-GUTMAN
Lior Soussan-Gutman,
Director