Form 10-Q
period 2005-12-31
GAMMACAN INTERNATIONAL INC
filed 2006-02-02
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 28,453,732 shares issued and outstanding as of February 2, 2006.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

This Form 10-QSB includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of Gammacan and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. Gammacan believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of Gammacan. No assurances are made that actual results of operations or the results of GammaCan's future activities will not differ materially from its assumptions.

2

ITEM 1. - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-10

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US $, except share data)

	December 31,	September 30,
	2005	2005
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,991,211	$713,342
Prepaid expenses	52,661	11,619
Other	25,858	22,029
T o t a l current assets	2,069,730	746,990

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	6,884	7,528
PROPERTY AND EQUIPMENT, NET	9,810	10,269
T o t a l assets	$2,086,424	$764,787

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$307,010	$159,379
Payroll and related accruals	40,094	14,655
T o t a l current liabilities	347,104	174,034

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	11,016	13,725

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares
; 28,453,732 and 26,231,510 shares issued and
outstanding as of December 31, 2005 and September 30, 2005, respectively)	2,845	2,622
Additional paid-in capital	2,945,198	1,767,601
Warrants	925,793	519,423
Deficit accumulated during the development stage	(2,145,532)	(1,712,618)
T o t a l stockholders' equity	1,728,304	577,028
T o t a l liabilities and stockholders’ equity	$2,086,424	$764,787

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US $, except share data)

			Period from
			October 6,
	Three months ended		1998* to
	December 31,		December 31,
	2005	2004	2005
	Unaudited	Unaudited	Unaudited

RESEARCH AND DEVELOPMENT COSTS	$225,161	$51,366	$938,081
GENERAL AND ADMINISTRATIVE
EXPENSES	212,775	192,510	1,238,416
FINANCIAL INCOME	(8,058)	(2,013)	(28,761)
FINANCIAL EXPENSES	3,036	871	10,171
	432,914	242,734	2,157,907
MINORITY INTERESTS IN LOSSES OF A SUBSIDIARY	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(432,914)	$(242,734)	$(2,145,532)
BASIC AND DILUTED LOSS PER 1000
COMMON SHARES	$(16.13)	$(9.44)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON SHARE	26,847,065	25,710,510

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Common	Stock		paid-in	development
	Stock	Amount	Warrants	capital	stage	Total
Beginning balance	-	$-	$-	$-	$-	$-
Stock issued for cash on
October 6, 1998	1,650,000	165		(155)		10
Stock issued for cash on
October 9, 1998	2,722,500	272		(107)		165
Stock issued for cash on
October 10, 1998	198,000	20		100		120
Stock issued for services on
December 1, 1998	9,900,000	990		2,010		3,000
Stock issued for cash on
April 7, 1999	561,000	56		284		340
Net loss					(3,444)	(3,444)
Balance at September 30, 1999	15,031,500	1,503		2,132	(3,444)	191
Stock issued for cash on
September 30, 2000	41,250,000	4,125		875		5,000
Balance at September 30, 2000	56,281,500	5,628		3,007	(3,444)	5,191
Net loss					(3,108)	(3,108)
Balance at September 30, 2001	56,281,500	5,628		3,007	(6,552)	2,083
Net loss					(4,231)	(4,231)
Balance at September 30, 2002	56,281,500	5,628		3,007	(10,783)	(2,148)
Contributed capital				7,025		7,025
Net loss					(4,857)	(4,857)
Balance at September 30, 2003	56,281,500	5,628		10,032	(15,640)	20
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Stock based compensation				62,600		62,600
Common stock and warrants
issued for cash on August 13,	1,224,998	122	139,494	779,134		918,750
2004
Gain on issuance of subsidiary
Stock on August 17, 2004 to
third party				86,625		86,625
Net loss					(498,446)	(498,446)
Balance at September 30, 2004	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005	26,231,510	$2,622	$519,423	$1,767,601	$(1,712,618)	$577,028
Common stock and warrants
issued for cash on October 31,
2005	666,666	67	82,784	367,149		450,000
Common stock and warrants
issued for cash on December 20,
2005	1,555,556	156	323,586	776,258		1,100,000
Benefit component in employees and consultants stock option plan				34,190		34,190
Net loss					(432,914)	(432,914)
Balance at December 31, 2005 (unaudited)	28,453,732	$2,845	$925,793	$2,945,198	$(2,145,532)	$1,728,304

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

			Period from
			October 6,
	Three months ended		1998* to
	December 31,		December 31,
	2005	2004	2005
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,914)	$(242,734)	$(2,145,532)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	843	285	3,436
Common stock issued for services	-	-	3,000
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Benefit component in employees and consultants stock option plan	34,190	-	131,382

Changes in operating assets and liabilities:
Increase in prepaid expenses	(41,042)	(41,632)	(52,661)
Increase in other current assets	(3,829)	(8,089)	(25,858)
Increase (decrease) in current liabilities	173,070	(11,540)	346,104
Increase (decrease) in liability for employee rights upon retirement	(2,709)	-	11,016
Net cash used in operating activities	(272,391)	(303,710)	(1,641,488)

CASH FLOWS FROM INVESTING ACTIVITIES -
funds in respect of employee rights upon retirement	644		(12,218)
Purchase of property and equipment	(384)	(7,512)	(7,912)
Net cash provided by (used) in investment activities	260	(7,512)	(20,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to additional paid in capital			12,319
Issuance of common stock and warrants	1,550,000	1,134,619	3,640,510
Net cash provided by financing activities	1,550,000	1,134,619	3,652,829
INCREASE IN CASH AND CASH EQUIVALENTS	1,277,869	823,397	1,991,211
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	713,342	705,868
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,991,211	$1,529,265	$1,991,211

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

The financial statements have been prepared assuming the Company will continue as a going concern. See note 2.

b. Accounting principles

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2005.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary GammaCan Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

e. Cash equivalents

The company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

f. Loss per share

Basic and diluted net losses per common share are presented in accordance with FAS No. 128 “Earning per share” (“FAS128”), for all periods presented. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stocks options and warrants excluded from the calculations of diluted net loss was 3,967,775 for the three months ended December 31, 2005 (3,652,998 for the three months ended December 31, 2004).

g. Stock based compensation

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
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:

	Three months ended December 31,
	2005	2004
Net loss as reported	$(432,914)	$(242,734)
Add: pro forma stock based employee compensation
expense determined under fair value
method for all awards, net of related tax effects	(58,361)	(231,504)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture
of awards granted to employees	79,676	-
Pro forma net loss	$(411,599)	$(474,238)
Net loss per 1000 common shares:
Basic and diluted loss per 1000 shares - as reported	$(16.13)	$(9.44)
Basic and diluted loss per 1000 shares - pro forma	$(15.33)	$(18.45)

h. Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through December 31, 2005 of $2,145,532. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - STOCK TRANSACTIONS:

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

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - STOCK TRANSACTIONS (continued):

The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $82,784. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.4%; and expected lives of 3 years.

b.
On October 6, 2005, 350,000 options were granted under the Stock Option Plan. The exercise price has been determined at $0.93 per share which was equivalent to 90% of the traded market price on the date of grant.

The options may be exercised after vesting and only in accordance with the following:
1.	30,000 options - On the first anniversary commencing the grant date.
2.	320,000 options - On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments

The fair value of the above options on the date of grant estimated by using Black Scholes option-pricing model is $283,262. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.5%; and expected lives of 7.59 years.

c.
On October 20, 2005, 30,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.35 per share which was equivalent to the traded market price on the date of grant

The options may be exercised after vesting and only in accordance with the following:
1.	25% of the options - On the first anniversary commencing the grant date
2.	75% of the options - On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments

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

NOTE 3 - STOCK TRANSACTIONS (continued):

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

f.
On December 21, 2005, 250,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.34 per share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see note 3c.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $269,449. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

NOTE 4 - SUBSEQUENT EVENTS

On January 12, 2006, 50,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.10 per share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see note 3c.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $44,165. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IVIG immunotherapy in three major cancers: colon, prostate and melanoma. To date, 28 patients have been enrolled, out of which 24 have actually received the IVIG treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and preliminary results will likely be available during the first half of 2006. The trial is due to be completed by October 2006, but we will probably continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IVIG treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize the IVIG products. This commercialization will include pivotal, Phase 3 clinical trials in accordance with regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

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

Going concern assumption
The financial statements have been prepared assuming the Company will continue as a going concern. Through December 31, 2005, the Company has incurred losses in an aggregate amount of $2,145,532. Such losses have resulted from the Company’s activities as a development stage company. We estimate that the cash reserves available on December 31, 2005 will be sufficient to cover the planned expenses through September 30, 2006. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.

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

Results of Operations

Three months ended December 31, 2005 and 2004

The following table summarizes certain statement of operations data for the company for the three months period ended December 31, 2005 and 2004 (in US$):

	Three months ended December 30,
	2005	2004
Research and development costs	$225,161	$51,366
General and administrative expenses	212,775	102,510
Financial (income) expense, net	(5,022)	(1,142)
Net loss for the period	$(432,914)	$(242,734)

Research and development costs.
Research and development expenses are the costs incurred in the process of our pre-clinical trial and clinical trial.

During the three months ended December 31, 2005 and December 31, 2004 the research and development expenses included, among other, the clinical trial and pre-clinical trial expenses, the consultants compensation, costs related to the registered patents as well as salaries and related expenses.

During the three months ended December 31, 2005 the research and development expenses totaled $225,161, compared to $51,366 during the three months ended December 31, 2004. The increase in costs is due to the conducted Phase 2 trial whereas during the three months ended December 31, 2004 the costs were related to the pre-clinical activity.

General and administrative expenses
The general and administrative expense includes the salaries and related expenses of the company's management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the three months ending December 31, 2005 the General and administrative expense totaled $212,775 compared to $102,510 for the three months ended December 31, 2004. Costs incurred related to general and administrative in the three months ended December 31, 2005 reflect an increase in activities as well as increased number of employees as compared to the three months period ending December 31, 2004.

Financial income/expense, net
During the three months ending December 31, 2005 and December 31, 2004 the company generated interest income on available cash and cash equivalents balance.

Liquidity and Capital Recourses
Financing activities
Through December 31, 2005, the Company has incurred losses in an aggregate amount of $2,145,532. We have financed our operation from private placement of common stock. Through December 31, 2005 we raised a total of $3,652,829, net of transaction cost, through private placements and we anticipate that additional financing will be through similar sources. Our financing activates for the three months period ending December 31, 2005 include the following.

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

On January 12, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.10 to an employee.

Summary of financing activities
Through December 31, 2005 we raised approximately $3.6 Million through private placements of our securities. As of the December 31, 2005 the cash and cash equivalents totaled $1,991,211. We anticipate that these reserves will be sufficient to fund operation through September 30, 2006. Continuation of our current operations after utilizing the mentioned reserves during the year ending September 30, 2006, is dependent upon obtaining financial support from investors until profitable results are achieved.

Planned Expenditures
The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	$1,135,000
Marketing and Business Development	$170,000
General & Administrative Expenses	$1,026,000
Total	$2,331,000

We are considering an additional clinical trial to demonstrate clinical efficacy of IVIG, sourced from a specific population, of Melanoma patients. We will begin initial process of this trial during 2006. The decision to proceed past the initial process will be based on several major factors, one of which is the ability of our company to attract sufficient financing on acceptable terms. If we decide to continue this additional trial past the initial process, we anticipate that our related clinical trial costs over the next 12 months would increase by approximately $1,680,000.

Related party transactions
Mr. Yair Aloni, a director of our company, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of our subsidiary, Gammacan, Ltd., are authorized signatories of ARP Biomed Ltd. for the Intellectual Property Purchase and Sale Agreement we entered into with ARP Biomed Ltd. on June 11, 2004. Mr. Aloni is the Chief Executive Officer of ARP.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting

PART II

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS

31.1 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMACAN INTERNATIONAL, INC.

February 2, 2006	By:	/s/ CHAIME ORLEV
Chaime Orlev,
Chief Financial Officer