Form 10QSB
period 2006-03-31
GAMMACAN INTERNATIONAL INC
filed 2006-05-09
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
54101 Givat Shmuel, Israel
(Address of principal executive offices)

972 3 5774475
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 28,453,732 shares issued and outstanding as of May 8, 2006.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

Forward Looking Statements

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

ITEM 1. - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-11

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US $, except share data)

	March 31,	September 30,
	2006	2005
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,354,514	$713,342
Prepaid expenses	40,193	11,619
Other	52,880	22,029
Total current assets	1,447,587	746,990

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	12,674	7,528
PROPERTY AND EQUIPMENT, NET	13,159	10,269
Total assets	$1,473,420	$764,787

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$247,438	$159,379
Payroll and related accruals	38,622	14,655
Total current liabilities	286,060	174,034

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	16,972	13,725

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares
; 28,453,732 and 26,231,510 shares issued and
outstanding as of March 31, 2006 and September 30, 2005, respectively)	2,845	2,622
Additional paid-in capital	2,992,011	1,767,601
Warrants	925,793	519,423
Deficit accumulated during the development stage	(2,750,261)	(1,712,618)
Total stockholders' equity	1,170,388	577,028
Total liabilities and stockholders’ equity	$1,473,420	$764,787

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US $, except share data)

	Six months ended		Three months ended		Period from October 6, 1998* through
	March 31		March 31		March 31
	2006	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
RESEARCH AND
DEVELOPMENT COSTS	$599,543	$114,998	$374,382	$63,632	$1,312,463
GENERAL AND
ADMINISTRATIVE
EXPENSES	455,188	347,881	242,413	155,371	1,480,829
FINANCIAL INCOME	(23,787)	(7,966)	(15,729)	(5,952)	(44,490)
FINANCIAL EXPENSES	6,699	2,692	3,663	1,820	13,834
	1,037,643	457,605	604,729	214,871	2,762,636
MINORITY INTERESTS IN
LOSSES OF SUBSIDIARY	-	-	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(1,037,643)	$(457,605)	$(604,729)	$(214,871)	$(2,750,261)
BASIC AND DILUTED LOSS
PER 1,000 COMMON SHARES	$(37.53)	$(17.63)	$(21.25)	$(8.19)
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES USED IN
COMPUTING BASIC AND
DILUTED LOSS PER
COMMON SHARE	27,650,399	25,955,010	28,453,732	26,223,510

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Common	Stock		paid-in	development
	Stock	Amount	Warrants	capital	stage	Total
Beginning balance	-	$-	$-	$-	$-	$-
Stock issued for cash on
October 6, 1998	1,650,000	165		(155)		10
Stock issued for cash on
October 9, 1998	2,722,500	272		(107)		165
Stock issued for cash on
October 10, 1998	198,000	20		100		120
Stock issued for services on
December 1, 1998	9,900,000	990		2,010		3,000
Stock issued for cash on
April 7, 1999	561,000	56		284		340
Net loss					(3,444)	(3,444)
Balance at September 30, 1999 (audited)	15,031,500	1,503		2,132	(3,444)	191
Stock issued for cash on
September 30, 2000	41,250,000	4,125		875		5,000
Balance at September 30, 2000 (audited)	56,281,500	5,628		3,007	(3,444)	5,191
Net loss					(3,108)	(3,108)
Balance at September 30, 2001 (audited)	56,281,500	5,628		3,007	(6,552)	2,083
Net loss					(4,231)	(4,231)
Balance at September 30, 2002 (audited)	56,281,500	5,628		3,007	(10,783)	(2,148)
Contributed capital				7,025		7,025
Net loss					(4,857)	(4,857)
Balance at September 30, 2003 (audited)	56,281,500	5,628		10,032	(15,640)	20
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Stock based compensation				62,600		62,600
Common stock and warrants
issued for cash on August 13,	1,224,998	122	139,494	779,134		918,750
2004
Gain on issuance of subsidiary
Stock on August 17, 2004 to
third party				86,625		86,625
Net loss					(498,446)	(498,446)
Balance at September 30, 2004 (audited)	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	577,028
Common stock and warrants
issued for cash on October 31,
2005	666,666	67	82,784	367,149		450,000
Common stock and warrants
issued for cash on December 20,
2005	1,555,556	156	323,586	776,258		1,100,000
Benefit component in employees and consultants stock option plan				81,003		81,003
Net loss					(1,037,643)	(1,037,643)
Balance at March 31, 2006 (unaudited)	28,453,732	$2,845	$925,793	$2,992,011	$(2,750,261)	$1,170,388

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

Period from
October 6,
Six months ended		1998* to
March 31,		March 31,
2006	2005	2006
Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,037,643)	$(457,605)	$(2,750,261)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	1,686	1,024	4,279
Common stock issued for services	-	-	3,000
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Benefit component in employees and consultants stock option plan	81,003	-	178,195

Changes in operating assets and liabilities:
Increase in prepaid expenses	(28,574)	(27,659)	(40,193)
Increase in other current assets	(30,851)	(3,179)	(52,880)
Increase (decrease) in current liabilities	112,026	(71,847)	285,060
Increase in liability for employee rights upon retirement	3,247	-	16,972
Net cash used in operating activities	(899,106)	(559,266)	(2,268,203)

CASH FLOWS FROM INVESTING ACTIVITIES -
Funds in respect of employee rights upon retirement	(5,146)		(12,674)
Purchase of property and equipment	(4,576)	(7,512)	(17,438)
Net cash used in investment activities	(9,722)	(7,512)	(30,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to additional paid in capital			12,319
Issuance of common stock and warrants	1,550,000	1,171,419	3,640,510
Net cash provided by financing activities	1,550,000	1,171,419	3,652,829
INCREASE IN CASH AND CASH EQUIVALENTS	641,172	604,641	1,354,514
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	713,342	705,868
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,354,514	$1,310,509	$1,354,514

* Incorporation date, see note 1a.
The accompanying notes are an integral part of the financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

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

On August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International, Inc.".

At this point in the development stage, the company's focus is to demonstrate efficacy of IVIg cancer immunotherapy in human clinical trials. In July 2005, the company commenced Phase 2 clinical trials in humans to demonstrate clinical efficacy of IVIg immunotherapy in three major cancers: colon, prostate and melanoma. These Phase 2 clinical trials are being conducted at three medical centers in Israel and results are anticipated during 2007. The Phase 2 clinical trial is due to be completed by the beginning of 2007.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2005.

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

Basic and diluted net losses per common share are presented in accordance with FAS No. 128 “Earning per share” (“FAS128”), for all periods presented. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stocks options and warrants excluded from the calculations of diluted net loss was 4,067,775 for the six months ended March 31, 2006 (3,884,998 for the six months ended March 31, 2005).

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
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:
	Six months ended March 31,
	2006	2005
Net loss as reported	$(1,037,643)	$(457,605)
Deduct: Stock based employee compensation expense
included in net loss as reported	8,730
Add: pro forma stock based employee compensation
expense determined under fair value
method for all awards, net of related tax effects	(164,332)	(492,866)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture
of awards granted to employees	79,676	-
Pro forma net loss	$(1,113,569)	$(950,471)
Net loss per 1,000 common shares:
Basic and diluted loss per 1,000 shares - as reported	$(37.53)	$(17.63)
Basic and diluted loss per 1,000 shares - pro forma	$(40.27)	$(36.62)

h.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through March 31, 2006 of $2,750,261. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following April 1, 2006. The company's management estimates that it will be able to finance the company's activities through future fund raising.

These financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability..

NOTE 3 - STOCK TRANSACTIONS:

a.
On October 31, 2005, the company entered into subscription agreement for the sale of 666,666 units at a purchase price of $0.75 per unit for a total consideration of $500,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every 2 warrants can be exercisable to one common Share at a price of $1.00 per Share.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - STOCK TRANSACTIONS (continued):

In connection with the subscription agreement the company paid $50,000 cash fee to a third party which assisted in securing the agreement, as well as issued 66,666 units, each comprising of one common share purchase warrant exercisable for three years. Every warrant can be exercisable to one common Share at a price of $1.50 per Share.

The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $82,784. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.4%; and expected lives of 3 years.

b.
On October 6, 2005, 350,000 options were granted under the Stock Option Plan. The exercise price has been determined at $0.93 per common share which was equivalent to 90% of the traded market price on the date of grant.

As to the exercise terms of the options - see note 4c

The fair value of the above options on the date of grant estimated by using Black Scholes option-pricing model is $283,262. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.5%; and expected lives of 7.59 years.

c.
On October 20, 2005, 30,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.35 per common share which was equivalent to the traded market price on the date of grant.

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

d.
On December 20, 2005, the company entered into subscription agreement for the sale of 1,333,334 units at a purchase price of $0.75 per unit for a total consideration of $1,000,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every warrant can be exercisable to one Share at a price of $1.20 per common Share.

In connection with the subscription agreement the company paid $100,000 cash fee to third parties who assisted in securing the agreement, as well as issued 133,332 units, each comprising of one common share purchase warrant exercisable for three years. 66,666 warrants can be exercisable to 66,666 common Shares at a price of $1.25 per Share, and 66,666 warrants can be exercisable to 66,666 common Shares at a price of $1.50 per Share.

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

e.
On December 20, 2005, the company entered into subscription agreement for the sale of 222,222 units at a purchase price of $0.90 per unit for a total consideration of $200,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every 2 warrants can be exercisable to one common Share at a price of $1.15 per Share.

The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $29,143. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 81%; risk-free interest rates of 4.4%; and expected lives of 3 years.

f.
On December 21, 2005, 250,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.34 per common share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see exercise terms in note 3c.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $269,449. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

g.
On January 12, 2006, 50,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.10 per common share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see note 4d.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $44,165. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

h.
On March 15, 2006, 50,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.37 per common share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see exercise terms in note 3c.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $54,712. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 84%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - SUBSEQUENT EVENTS

a.
On April 15, 2005, the CEO of the subsidiary who also served as the Acting CEO of the company had resigned from its position as the acting CEO of the company, and will continue as the CEO of the subsidiary.

b.
On April 16, 2006, the Company entered into an employment agreement (the "Agreement") with Patrick Schnegelsberg pursuant to which Mr. Schnegelsberg will serve as CEO of the Company, effective April 15, 2006. Mr. Schnegelsberg shall receive a salary of $200,000 and an annual bonus of up to $200,000 upon achieving certain objectives. Pursuant to a separate agreement between the company and Mr. Schnegelsberg, the company agreed to indemnify Mr. Schnegelsberg for substantially all liabilities he may incur as a result of his employment by or service to the company.

Mr. Schnegelsberg was granted 1,400,000 stock options of the Corporation, pursuant to the Corporation's 2004 Stock Option Plan. The exercise price has been determined at $1.29 per common share which was equivalent to 90% of the average closing price of the common Stock of the company on the 30 days immediately preceding the date of the grant. As to the exercise terms of the options - see exercise terms in note 3c.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $1,745,913. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

c.	On May 2, 2006 the company amended the vesting of the 350,000 options granted on October 6, 2005.
The options may be exercised after vesting and only in accordance with the following:
1.	25% of the options - On the first anniversary commencing the grant date
2.	75% of the options - On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments.

d.	On May 2, 2006 the company amended the vesting of the 50,000 options granted on January 12, 2006.
1.	25% of the options - On October 1, 2006.
2.	75% of the options - On the last day of each of the 36 months following October 1, 2006, the options shall vest in equal monthly installments.

e.
On May 4, 2006, 500,000 (100,000 for each of its five board members) options were granted under the Stock Option Plan. The exercise price has been determined at $1.29 per common share (see also note 4b regarding the determined exercise price). As to the exercise terms of the options - see exercise terms in note 3c.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $623,540. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.5%; and expected lives of 7.85 years

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IVIg immunotherapy in three major cancers: colon, prostate and melanoma. To date, 31 patients have been enrolled, out of which 26 have actually received the IVIg treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and results will likely be available during 2007. The trial is due to be completed by the beginning of 2007, but we will probably continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IVIg treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize the IVIg products. This commercialization will include pivotal, Phase 3 clinical trials in accordance with regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

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

We are in the process of applying for an IND with the US FDA for VitiGam, GammaCan’s second generation IVIg product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic under a US IND in the near future. VitiGam is designed to target metastatic melanoma patients with Stage 3 and 4 melanoma.

VitiGam is an IgG mixture derived from IVIg manufactured from plasma of donors with vitiligo, a benign autoimmune skin condition affecting up to 2% of the general population. GammaCan scientists have shown that vitiligo derived IVIg (VitiGam) contains anti-melanoma activities in substantially higher quantities than those found in IVIg from other donors. This “enriched” vitiligo IVIg (VitiGam) has potent anti-melanoma activity in both in vitro and in vivo melanoma models. Preliminary data from the ongoing, open-label Phase 2 trial of GCAN 101 (“regular” IVIg) in cancer patients (melanoma, prostate and colon) further support the rationale underling the VitiGam program.

The Company intends to conduct a Phase 1/2 under a US IND to evaluate VitiGam in patients with stage 3 and 4 melanoma. As described under the Planned Expenditure section, the estimated costs of this Phase 1/2 are substantial; the decision to proceed and conduct the Phase 1/2 will be based on several major factors, one of which is the ability of the company to attract sufficient financing on acceptable terms.

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

Going concern assumption
The financial statements have been prepared assuming the Company will continue as a going concern. Through March 31, 2006, the Company has incurred losses in an aggregate amount of $2,750,261. Such losses have resulted from the Company’s activities as a development stage company. We estimate that the cash reserves available on March 31, 2006 will be sufficient to cover the planned expenses through September 30, 2006. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.

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

Results of Operations

Six months ended March 31, 2006 and 2005

The following table summarizes certain statement of operations data for the company for the six months period ended March 31, 2006 and 2005 (in US$):

	Six months ended March 31,
	2006	2005
Research and development costs	$599,543	$114,998
General and administrative expenses	455,188	347,881
Financial income net	(17,088)	(5,274)
Net loss for the period	$1,037,643	$457,605

Research and development costs.
Research and development expenses are the costs incurred in the process of our pre-clinical trial and clinical trial.

During the six months ended March 31, 2006 and March 31, 2005 the research and development expenses included, among other, the clinical trial and pre-clinical trial expenses, the consultants compensation, costs related to the registered patents as well as salaries and related expenses.

During the six months ended March 31, 2006 the research and development expenses totaled $599,543, compared to $114,998 during the six months ended March 31, 2005. The increase in costs is due to the conducted Phase 2 trial whereas during the six months ended March 31, 2005 the costs were related to the pre-clinical activity.

General and administrative expenses
The general and administrative expense includes the salaries and related expenses of the company's management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the six months ending March 31, 2006 the General and administrative expense totaled $455,188 compared to $347,881 for the six months ended March 31, 2005. Costs incurred related to general and administrative in the six months ended March 31, 2006 reflect an increase in activities as well as increased number of employees as compared to the six months period ending March 31, 2005.

Financial income/expense, net
During the six months ending March 31, 2006 and March 31, 2005, the company generated interest income on available cash and cash equivalents balance.

Liquidity and Capital Recourses
Financing activities
Through March 31, 2006, the Company has incurred losses in an aggregate amount of $2,750,261. We have financed our operation from private placement of common stock. Through March 31, 2006 we raised a total of $3,652,829, net of transaction cost, through private placements and we anticipate that additional financing will be through similar sources. Our financing activates for the six months period ending March 31, 2006 include the following:

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

On March 15, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.37 to a director of the company.

On April 17, 2006 we granted options to purchase up to 1,400,000 common shares of our company at an exercise price of $1.29 to Mr. Patrick Schnegelsberg.

On May 4, 2006 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.29 to each of the five members of the board for a total of 500,000 options.

Summary of financing activities
Through March 31, 2006 we raised approximately $3.6 Million through private placements of our securities. As of March 31, 2006 the cash and cash equivalents totaled $1,354,514. We anticipate that these reserves will be sufficient to fund operation through September 30, 2006. Continuation of our current operations after utilizing the mentioned reserves during the year ending September 30, 2006, is dependent upon obtaining financial support from investors until profitable results are achieved.

Planned Expenditures
The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	1,184,000
Business Development	202,000
General & Administrative Expenses	1,315,000
Total	2,701,000

We are considering an additional clinical trial to demonstrate clinical efficacy of IVIg, sourced from a specific population, of Melanoma patients. We began initial process of this trial during 2006. The decision to proceed past the initial process will be based on several major factors, one of which is the ability of the company to attract sufficient financing on acceptable terms. If we decide to continue this additional trial past the initial process, we anticipate that our related clinical trial costs over the next 12 months would increase by approximately $1,648,000.

Related party transactions
Mr. Yair Aloni, a director of our company, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of our subsidiary, Gammacan, Ltd., are authorized signatories of ARP Biomed Ltd. for the Intellectual Property Purchase and Sale Agreement we entered into with ARP Biomed Ltd. on June 11, 2004. Mr. Aloni is the Chief Executive Officer of ARP.

On June 6, 2005, the Company and Gammacan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of Gammacan, Ltd. and the Company. Vered Caplan shall receive a salary of $6,475 per month. On April 15, 2006 Vered Caplan has resigned form her position as the acting Chief Executive Officer of the company. Vered Capalan will remain as the Chief Executive Officer of Gammacan, Ltd.

On April 16, 2006, the Company entered into an employment agreement (the "Agreement") with Patrick Schnegelsberg pursuant to which Mr. Schnegelsberg will serve as Chief Executive Officer of the Company, effective April 15, 2006. Mr. Schnegelsberg shall receive a salary of $200,000 and an annual bonus of up to $200,000 upon achieving certain objectives. Pursuant to a separate agreement between the Company and Mr. Schnegelsberg, the Company agreed to indemnify Mr. Schnegelsberg for substantially all liabilities he may incur as a result of his employment by or service to the Company. Mr. Schnegelsberg was granted 1,400,000 stock options of the Corporation, pursuant to the Corporation's 2004 Stock Option Plan, adopted by the Board on August 17, 2004. Options are exercisable at an exercise price of $1.29 per share. 350,000 of the Options shall vest on the first anniversary from their date of grant, and the remaining Options shall vest in 36 equal monthly instalments thereafter

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

GAMMACAN INTERNATIONAL, INC.

May 9, 2006	By:	/s/ CHAIME ORLEV
Chaime Orlev,
Chief Financial Officer