Form 10QSB
period 2006-06-30
GAMMACAN INTERNATIONAL INC
filed 2006-08-09
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-32835

GAMMACAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0956433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Kiryat Ono Mall
Azorim Center A
39 Jerusalem st.,
55423 Kiryat Ono, Israel
(Address of principal executive offices)

972 3 7382616
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 28,453,732 shares issued and outstanding as of August 9, 2006.

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

2

ITEM 1. - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-12

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US $, except share data)

	June 30,	September 30,
	2006	2005
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$949,230	$713,342
Prepaid expenses	21,551	6,474
Other	16,793	22,029
T o t a l current assets	987,574	741,845

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	15,036	7,528
LONG TERM DEPOSITS	22,210	5,145
PROPERTY AND EQUIPMENT, NET	17,422	10,269
T o t a l assets	$1,042,242	$764,787

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$278,738	$159,379
Payroll and related accruals	48,373	14,655
T o t a l current liabilities	327,111	174,034

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	24,722	13,725

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares;
28,453,732 and 26,231,510 shares issued and
outstanding as of June 30, 2006 and September 30, 2005, respectively)	2,845	2,622
Additional paid-in capital	3,021,021	1,767,601
Warrants	925,793	519,423
Deficit accumulated during the development stage	(3,259,250)	(1,712,618)
T o t a l stockholders' equity	690,409	577,028
T o t a l liabilities and stockholders’ equity	$1,042,242	$764,787

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US $, except share data)

Period from
October 6, 1998*
Nine months ended		Three months ended		through
June 30		June 30		June 30,
2006	2005	2006	2005	2006
(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
RESEARCH AND
DEVELOPMENT COSTS	$719,153	$299,985	$119,610	$184,987	$1,432,073
GENERAL AND
ADMINISTRATIVE
EXPENSES	853,591	508,075	398,403	160,194	1,879,232
FINANCIAL INCOME	(36,203)	(14,618)	(12,416)	(6,652)	(56,906)
FINANCIAL EXPENSES	10,091	3,521	3,392	829	17,226
	1,546,632	796,963	508,989	399,358	3,271,625
MINORITY INTERESTS IN
LOSSES OF SUBSIDIARY	-	-	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(1,546,632)	$(796,963)	$(508,989)	$(399,358)	$(3,259,250)
BASIC AND DILUTED LOSS
PER 1,000 COMMON SHARES	$(55.40)	$(30.59)	$(17.89)	$(12.94)
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES USED IN
COMPUTING BASIC AND
DILUTED LOSS PER
COMMON SHARE	27,918,176	26,055,177	28,453,732	26,231,510

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Common	Stock		paid-in	development
	Stock	Amount	Warrants	capital	stage	Total
Beginning balance	-	$-	$-	$-	$-	$-
Stock issued for cash on
October 6, 1998	1,650,000	165		(155)		10
Stock issued for cash on
October 9, 1998	2,722,500	272		(107)		165
Stock issued for cash on
October 10, 1998	198,000	20		100		120
Stock issued for services on
December 1, 1998	9,900,000	990		2,010		3,000
Stock issued for cash on
April 7, 1999	561,000	56		284		340
Net loss					(3,444)	(3,444)
Balance at September 30, 1999 (audited)	15,031,500	1,503		2,132	(3,444)	191
Stock issued for cash on
September 30, 2000	41,250,000	4,125		875		5,000
Balance at September 30, 2000 (audited)	56,281,500	5,628		3,007	(3,444)	5,191
Net loss					(3,108)	(3,108)
Balance at September 30, 2001 (audited)	56,281,500	5,628		3,007	(6,552)	2,083
Net loss					(4,231)	(4,231)
Balance at September 30, 2002 (audited)	56,281,500	5,628		3,007	(10,783)	(2,148)
Contributed capital				7,025		7,025
Net loss					(4,857)	(4,857)
Balance at September 30, 2003 (audited)	56,281,500	5,628		10,032	(15,640)	20
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Stock based compensation				62,600		62,600
Common stock and warrants
issued for cash on August 13,	1,224,998	122	139,494	779,134		918,750
2004
Gain on issuance of subsidiary
Stock on August 17, 2004 to
third party				86,625		86,625
Net loss					(498,446)	(498,446)
Balance at September 30, 2004 (audited)	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	577,028
Common stock and warrants
issued for cash on October 31,
2005	666,666	67	82,784	367,149		450,000
Common stock and warrants
issued for cash on December 20,
2005	1,555,556	156	323,586	776,258		1,100,000
Benefit component in employees and consultants stock option plan				110,013		110,013
Net loss					(1,546,632)	(1,546,632)
Balance at June 30, 2006 (unaudited)	28,453,732	$2,845	$925,793	$3,021,021	$(3,259,250)	$690,409

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

Period from
October 6,
Nine months ended		1998* to
June 30,		June 30,
2006	2005	2006
Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,546,632)	$(796,963)	$(3,259,250)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	2,729	1,691	5,322
Common stock issued for services	-	-	3,000
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Benefit component in employees and consultants stock option plan	110,013	18,653	207,205

Changes in operating assets and liabilities:
Increase in prepaid expenses	(15,077)	(9,678)	(21,551)
Decrease (increase) in other current assets	5,236	(23,153)	(16,793)
Increase (decrease) in current liabilities	153,077	(59,276)	326,111
Increase in liability for employee rights upon retirement	10,997	-	24,722
Net cash used in operating activities	(1,279,657)	(868,726)	(2,643,609)

CASH FLOWS FROM INVESTING ACTIVITIES -
Increase in long term deposits	(17,065)	-	(22,210)
Funds in respect of employee rights upon retirement	(7,508)	-	(15,036)
Purchase of property and equipment	(9,882)	(7,512)	(22,744)
Net cash used in investment activities	(34,455)	(7,512)	(59,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to additional paid in capital			12,319
Issuance of common stock and warrants	1,550,000	1,171,419	3,640,510
Net cash provided by financing activities	1,550,000	1,171,419	3,652,829
INCREASE IN CASH AND CASH EQUIVALENTS	235,888	295,181	949,230
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	713,342	705,868
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$949,230	$1,001,049	$949,230

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

The Company is in the process of applying for an IND with the US FDA for VitiGam, The Company’s second generation IgG product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic under a US IND in the near future. VitiGam is designed to target metastatic melanoma patients with Stage III and IV melanoma.

The financial statements have been prepared assuming the Company will continue as a going concern. See note 3.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2005.

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

Basic and diluted net losses per common share are presented in accordance with FAS No. 128 “Earning per share” (“FAS128”), for all periods presented. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stocks options and warrants excluded from the calculations of diluted net loss was 5,967,775 for the nine months ended June 30, 2006 (2,484,998 for the nine months ended June 30, 2005).

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
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:

	Nine months ended June 30,
	2006	2005
Net loss as reported	$(1,546,632)	$(796,963)
Deduct: Stock based employee compensation expense
included in net loss as reported	79,010
Add: pro forma stock based employee compensation
expense determined under fair value
method for all awards, net of related tax effects	(573,927)	(89,638)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture
of awards granted to employees	79,676	118,190
Pro forma net loss	$(1,961,873)	$(768,411)
Net loss per 1,000 common shares:
Basic and diluted loss per 1,000 shares - as reported	$(55.40)	$(30.59)
Basic and diluted loss per 1,000 shares - pro forma	$(70.27)	$(29.49)

h.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.

i.	Recently issued accounting pronouncements

In February 2006, the FASB issued FAS 155, accounting for certain Hybrid Financial Instruments, an amendment of FASB statements No.133 and 140. This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have been issued for the financial year. In the Company’s opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

In March 2006 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Reporting No. 156 ("FAS 156"). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities, and is effective for financial periods beginning after September 15, 2006. Since the Company does not currently engage in transfers of financial fixed assets , the company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. In the Company’s opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

NOTE 2 - LONG TERM DEPOSITS

Amount represents deposits in respect of lease agreements for the company’s office facilities and vehicles used by its employee

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through June 30, 2006 of $3,259,250. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following July 1, 2006. These factors raise substantial doubt about the company's ability to continue as a going concern The company's management estimates that it will be able to finance the company's activities through future fund raising.

These financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 4 - STOCK TRANSACTIONS:

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

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - STOCK TRANSACTIONS (continued):

b.
On October 6, 2005, 350,000 options were granted under the Stock Option Plan. The exercise price has been determined at $0.93 per common share which was equivalent to 90% of the traded market price on the date of grant. Compensation costs calculated in accordance with APB 25 totaled $35,000.

As to the exercise terms of the options - see note j below.

The fair value of the above options on the date of grant estimated by using Black Scholes option-pricing model is $283,757. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.5%; and expected lives of 7.59 years.

c.
On October 20, 2005, 30,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.35 per common share which was equivalent to the traded market price on the date of grant.

The options may be exercised after vesting and in accordance with the following:
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

NOTE 4 - STOCK TRANSACTIONS (continued):

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

g.
On January 12, 2006, 50,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.10 per common share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see note k below.

The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $44,165. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

h.
On March 15, 2006, 50,000 options were granted under the Stock Option Plan. The exercise price has been determined at $1.37 per common share which was equivalent to the traded market price on the date of grant. As to the exercise terms of the options - see exercise terms in note c above.

The fair Value of the above mentioned options on the date of grant estimated by using the Black Scholes option-pricing model is $54,712. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 84%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

i.
On April 17, 2006, 1,400,000 stock options were granted to the new CEO under the Stock Option Plan. The exercise price has been determined at $1.29 per common share which was equivalent to 90% of the average closing price of the common Stock of the company on the 30 days immediately preceding the date of grant. Compensation costs calculated in accordance with APB 25 totaled $434,000. As to the exercise terms of the options - see exercise terms in note c above.

The fair Value of the above mentioned options on the date of grant estimated by using the Black Scholes option-pricing model is $1,832,296. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

NOTE 4 - STOCK TRANSACTIONS (continued):

j.	On May 2, 2006 the company amended the vesting of the 350,000 options granted on October 6, 2005.
The options may be exercised after vesting and in accordance with the following:
1.	25% of the options - On the first anniversary commencing the grant date
2.	75% of the options - On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments.

k.	On May 2, 2006 the company amended the vesting of the 50,000 options granted on January 12, 2006.
1.	25% of the options - On October 1, 2006.
2.	75% of the options - On the last day of each of the 36 months following October 1, 2006, the options shall vest in equal monthly installments.

l.
On May 4, 2006, 500,000 (100,000 for each of its five board members) options were granted under the Stock Option Plan. The exercise price has been determined at $1.29 per common share (see also note i above regarding the determined exercise price). Compensation costs calculated in accordance with APB 25 totaled $105,000. As to the exercise terms of the options - see exercise terms in note c above.

The fair Value of the above mentioned options on the date of grant estimated by using the Black Scholes option-pricing model is $605,909. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

NOTE 5 - RELATED PARTIES - TRANSACTIONS:

a.
On April 15, 2005, the CEO of the subsidiary who also served as the Acting CEO of the company had resigned from its position as the acting CEO of the company, and will continue as the CEO of the subsidiary.

b.
On April 16, 2006, the Company entered into an employment agreement (the "Agreement") with its new CEO pursuant to which the new CEO will serve as CEO of the Company, effective April 15, 2006. Mr. Schnegelsberg shall receive an annual salary of $200,000 and an annual bonus of up to $200,000 upon achieving certain objectives. Pursuant to a separate agreement between the company and the new CEO, the company agreed to indemnify the new CEO for substantially all liabilities he may incur as a result of his employment by or service to the company.

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

Our initial focus over the next several years is to demonstrate efficacy of IGg cancer immunotherapy in human clinical trials. Efficacy is the ability of a drug or other treatment to produce the desired result when taken by its intended users. If ultimately proven to be successful, and there can be no assurance that it will be, we could be well-positioned to enter a licensing agreement with a major pharmaceutical partner for commercial market development and sales.

Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IGg immunotherapy in three major cancers: colon, prostate and melanoma. To date, 31 patients have been enrolled, out of which 27 have actually received the IGg treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and results will likely be available during 2007. The trial is due to be completed by the beginning of 2007, but we will probably continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IGg treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials will be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize the IGg products. This commercialization will include pivotal, Phase 3 clinical trials in accordance with regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

We expect that it will take a number of years to receive final approval and registration of an IGg preparation for use as an anti-cancer reagent. However, the company's strategy is to collaborate with a suitable IGg manufacturer and license them the rights to use IGg as an anti-cancer agent, wherefore the company's expected revenue stream is not entirely dependent upon the registration of the IGg products.

We are in the process of applying for an IND with the US FDA for VitiGam, GammaCan’s second generation IGg product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic under a US IND in the near future. VitiGam is designed to target metastatic melanoma patients with Stage III and IV melanoma.

VitiGam is an intravenous IgG mixture derived from IGg manufactured from plasma of donors with vitiligo, a benign autoimmune skin condition affecting up to 2% of the general population. GammaCan scientists have shown that vitiligo derived IGg (VitiGam) contains anti-melanoma activities in substantially higher quantities than those found in IGg from other donors. This “enriched” vitiligo IGg (VitiGam) has potent anti-melanoma activity in both in vitro and in vivo melanoma models. Preliminary data from the ongoing, open-label Phase 2 trial of GCAN 101 (“standard” IGg) in cancer patients (melanoma, prostate and colon) further support the rationale underling the VitiGam program.

The Company intends to conduct a Phase 1/2 under a US IND to evaluate VitiGam in patients with stage III and IV melanoma. As described under the Planned Expenditure section, the estimated costs of this Phase 1/2 are substantial; the timing of initiation of the Phase 1/2 trials will be based on several major factors, including the ability of the Company to attract sufficient financing on acceptable terms.

We are also contemplating to conduct additional clinical trials to test new formulations of IGg and to test IGg immunotherapies for different cancers at different stages of disease progression with varying dosages and routes of administration. To achieve this we may elect to partner with a pharmaceutical company to conduct these further Phase 2 and Phase 3 trials, in order to attain broad-based regulatory approval.

Long Term Business Strategy

As noted previously, if IGg shows significant promise in clinical trials, we may seek a strategic commercial partner, or partners, with extensive experience in commercialization and marketing of cancer drugs and or therapeutic proteins. It is envisaged that the partner, or partners, would be responsible for ensuring regulatory approvals and registrations in a timely manner and for the penetration of our IGg immunotherapies to the market. Any such strategic partnership, or partnerships, could provide a marketing and sales infrastructure for our products as well as financial and operational support for global trials and other FDA requirements concerning future clinical development. Putative future strategic partner, or partners, could also provide capital and expertise that would enable the partnership to develop new formulations of IGg cancer immunotherapy suitable for patients at different stages of disease progression as well as IGg derivatives and to develop novel methods for the delivery for IGg based therapies.

Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct research to develop alternative delivery systems, to determine the optimal dosage for different patient groups and to investigate alternative sources of immunoglobulin other than human plasma. We plan to conduct research to isolate the fraction of IGg, which is responsible for its anti-metastatic effects and to develop a potential synthetic version of IGg. These formulations will be suitable for:

•	Low-dose, preventative therapy for disease-free, high-risk individuals,
•	High dosages for use in conjunction with surgery and other cancer treatments, and
•	Maintenance dose for use to prevent recurrence of cancer growth.
•	Others

Our plan is to patent any successful inventions resulting from our further research activities.

Other Strategic Plans

If appropriate, we will consider in-licensing and other means of obtaining access to additional compounds for our product portfolio. The aim of this is to create a well-balanced product portfolio that includes compounds at different stages of development and addressing different medical needs.

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

Going concern assumption
The financial statements have been prepared assuming the Company will continue as a going concern. Through June 30, 2006, the Company has incurred losses in an aggregate amount of $3,259,250. Such losses have resulted from the Company’s activities as a development stage company. These factors raise substantial doubt about the company's ability to continue as a going concern. We estimate that the cash reserves available on June 30, 2006 will be sufficient to cover the planned expenses through September 30, 2006. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.

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

Results of Operations

Nine months ended June 30, 2006 and 2005

The following table summarizes certain statement of operations data for the company for the six months period ended June 30, 2006 and 2005 (in US$):

	Nine months ended June 30,
	2006	2005
Research and development costs	$719,153	$299,985
General and administrative expenses	853,591	508,075
Financial income net	(26,112)	(11,097)
Net loss for the period	$1,546,632	$796,963

Research and development costs.

Research and development expenses are the costs incurred in the process of our pre-clinical trial and clinical trial.

During the nine months ended June 30, 2006 and June 30, 2005 the research and development expenses included, among other, the clinical trial and pre-clinical trial expenses, the consultants compensation, costs related to the registered patents as well as salaries and related expenses.

During the nine months ended June 30, 2006 the research and development expenses totaled $719,153, compared to $299,985 during the nine months ended June 30, 2005. The increase in costs is due to the conducted Phase 2 trial whereas during the nine months ended June 30, 2005 the costs were related to the pre-clinical activity.

General and administrative expenses
The general and administrative expense includes the salaries and related expenses of the company's management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the nine months ending June 30, 2006 the General and administrative expense totaled $853,591 compared to $508,075 for the nine months ended June 30, 2005. Costs incurred related to general and administrative in the nine months ended June 30, 2006 reflect an increase in activities as well as increased number of employees as compared to the nine months period ending June 30, 2005.

Financial income/expense, net
During the nine months ending June 30, 2006 and June 30, 2005, the company generated interest income on available cash and cash equivalents balance.

Liquidity and Capital Recourses
Financing activities
Through June 30, 2006, the Company has incurred losses in an aggregate amount of $3,259,250. We have financed our operation from private placement of common stock. Through June 30, 2006 we raised a total of $3,652,829, net of transaction cost, through private placements and we anticipate that additional financing will be through similar sources. Our financing activates for the nine months period ending June 30, 2006 include the following:

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

Summary of financing activities
Through June 30, 2006 we raised approximately $3.6 Million through private placements of our securities. As of June 30, 2006 the cash and cash equivalents totaled $949,230. We anticipate that these reserves will be sufficient to fund operation through September 30, 2006. Continuation of our current operations after utilizing the mentioned reserves during the year ending September 30, 2006, is dependent upon obtaining financial support from investors until profitable results are achieved.

Planned Expenditures
The estimate expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	1,207,000
Business Development	211,000
General & Administrative Expenses	1,345,000
Total	2,763,000

We are planning to conduct an additional clinical trial to demonstrate clinical efficacy of VitiGam an IGg sourced from a specific population, in patients with stage III or IV melanoma. We began initial process of planning this trial during the fist half of 2006. The decision to proceed past the initial process will be based on several major factors, one of which is the ability of the company to attract sufficient financing on acceptable terms. If we elect to continue this VitiGam trial past the initial process, we anticipate that our related clinical trial costs over the next 12 months would increase by approximately $3,000,000.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

GAMMACAN INTERNATIONAL, INC.

August 9, 2006	/s/ CHAIME ORLEV
Chaime Orlev,
Chief Financial Officer