Form 10KSB
period 2006-09-30
GAMMACAN INTERNATIONAL INC
filed 2006-12-20
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of December 18, 2006: $7,641,963 (18,195,151 shares at $0.42 per share).

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 28,625,164 shares issued and outstanding as of December 18, 2006.

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

All dollar amounts refer to US dollars, unless otherwise indicated. Throughout this document we use IgG to refer to intravenous immunoglobulin therapy, unless otherwise indicated. Others in the Industry use abbreviations such as IVIG or IVIg when referring to intravenous immunoglobulin therapy.

Corporate History

We were incorporated under the laws of the state of Delaware on October 6, 1998 under the name of San Jose International, Inc. We engaged in several business models and acquisition plans, until in June 2004, approximately 27% of our then outstanding shares of common stock were acquired by Zeev Bronfeld and Vered Caplan in a private transaction. Shortly thereafter, on August 14, we raised approximately $900,000 in a private placement, and, pursuant to an agreement for the purchase and sale of intellectual property between our newly formed subsidiary, GammaCan, Ltd., and ARP Biomed, Ltd. ("ARP"), GammaCan Ltd. completed the purchase and sale of ARP’s intellectual property (the "Intellectual Property") on August 17, 2004 in consideration for the issuance to ARP of 12.5% of the common shares of GammaCan, Ltd. As a result, we became the owner of 87.5% of GammaCan, Ltd., which in turn owns all of the Intellectual Property consisting of intravenous immunoglobulin ("IgG") research and development, patents and other intellectual property, which appears to hold promising potential for the clinical treatment for various cancer types. At the same time, we also made a loan of $800,000 from the proceeds of the private placement to GammaCan, Ltd. to finance its new business. On August 19, 2004, we changed the name of our company to GammaCan International, Inc. in the State of Delaware..

Business Subsequent to the Acquisition of the Intellectual Property

With the acquisition of the Intellectual Property, we are now focused on the commercialization of an anti-cancer immunotherapy that appears to be effective in reducing the metastatic spread of a wide range of cancers and/or exerts a direct effect on tumor cells. Our proposed treatment will be based on intravenous immunoglobulin or IgG, a safe, minimally-toxic human plasma-based product, currently used to treat a variety of immune deficiencies and autoimmune diseases, by replacing missing antibodies in people who are unable to produce them. Antibodies are naturally occurring, disease fighting proteins or compounds produced by healthy people. Intravenous implies the direct injection or delivery, via certain equipment, into the patients’ bloodstream. In preliminary studies, IgG appears to boost and strengthen cancer patient's immune systems or antibody levels, which may be useful in fighting cancer. Although there can be no assurance, many experts currently view IgG as a promising future alternative or complementary therapy to today's standard chemotherapies and biological therapies.

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

Primary tumors, while still localized, can be treated through surgery and radiation. However, cancers tend to metastasize, or spread, and form secondary tumors in other locations throughout the body. Most existing therapeutics or treatments fail because the cancer has metastasized and formed multiple tumors. Many cancer victims with operable tumors ultimately succumb to metastases or spreading of cancer cells following surgery

The extent to which metastases occur varies with the type of primary tumor. Melanoma or skin cancer, breast cancer, lung cancer, colon cancer and prostate cancer are among the types of cancer that frequently metastasize or spread. When metastasis takes place, the secondary tumors may form at a number of sites in the body. Lungs, liver, brain and bone are the most common sites of secondary tumors.

According to Datamonitor, cancer therapeutics represent an over $30 billion market opportunity. This market continues to grow in particular in response to the introduction of new and more effective treatments, manufacturers’ ability to command premium pricing for new treatments and governments’ willingness to reimburse for the cost of cancer treatments. New products that have been introduced to the market in recent years as well as broader use (additional indications) of existing products seem to fuel this increased growth because of improved efficacy and new treatment regimens.

Current Cancer Treatments

Current cancer treatments include surgery, radiation, and chemotherapy. These treatments can be ineffective because they are either unable to target cancer cells throughout the body or they give rise to serious and life-threatening side effects. Consequently, the medical community is still a long way from winning the war on cancer. The key success factors for new therapeutic approaches in the cancer area seem to be less toxicity than that seen today and higher rates of efficacy, at least in some patients. Modern immunotherapies tend to be targeted towards certain patients in whom particular antigens are expressed in their tumors, but these drugs may have no or little effect in other patients. Thus, the new generation of anti-cancer therapies tends to be more effective in patients where they are applicable, but less effective in other patients.

The alternative to the traditional cancer treatments is the use of various immunotherapies based on enhanced understanding of cancer biology in recent years. Current efforts to deliver effective cancer immunotherapies generally fall into three categories: cytokines, monoclonal antibodies and vaccines. Cytokines are substances that stimulate the immune system during infections and other immune reactions. Drug developers have hoped that the same factors that fight infections could be used to combat cancer cells. Several have been approved for commercial use, but they are generally limited in their application.

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

IgG or Intravenous Immunoglobulin

Our proposed immunotherapy product, if ultimately proven to be successful on a regulatory and commercial basis, aims to harness the body's immune system, or its natural defense mechanism to destroy cancer cells. Our proposed product is intended to be used in the prevention of recurrence of cancer and to prevent metastatic spread in patients. This use would suggest a long-term treatment in which patients would receive IgG for extended periods of time (possible for five years as is the case of Tamoxifen for the prevention of breast cancer recurrence). IgG seems particularly suitable for long term treatments as it has already been established as a long-term tolerable treatment with minimal side effects even after year-long use.

Immunoglobulin or IgG is a type of protein found in human blood that helps to fight off harmful bacteria, viruses and other germs. IgG is a blood plasma-derived product containing protective antibodies normally present in the blood of healthy individuals. IgG is used to replace the antibodies in people who are unable to produce them, thereby restoring an almost normal immune response and helping to prevent or reduce the severity of certain infections. It is widely used in the treatment of certain autoimmune diseases. Extensive use over a period of years has demonstrated that IgG therapy is a safe, non-toxic therapy with virtually no side effects.

According to our consultants the US market for IgG is currently estimated at approximately 30 metric tons and is expected to grow at 5% to 10% over the next 2 to 5 years. This translates into an $1.5 to $1.8 billion annual sales for the US. There are five major manufacturers of IgG products that serve the US market including CSL, Baxter Healthcare, Grifols, Octapharma, and Talecris. Three smaller players are beginning to target the US markets and they include BPL, Kedrion and Omrix. Typically, these companies manage pools of 1,000 to 20,000 blood donors who are carefully screened prior to being allowed to give blood. This donated plasma is also extensively tested for pathogens prior to use. It is this donated blood plasma that is used to manufacture IgG, and through the combining the blood plasma of many individual donors, it is believed that the resulting combination provides superior therapy than IgG from one individual exclusively.

The largest producers of IgG for the US market are ZLB-Behring (a subsidiary of CSL), Baxter Healthcare and Talecris (formerly Bayer).

IgG products became commercially available in the early 1980's. There are six indications or uses approved by the U.S. Food and Drug Administration (the "FDA"), but IgG is also used to treat over seventy other "off-label" conditions supported by a consensus of expert opinion, mostly primary immune deficiencies or autoimmune neuromuscular disorders. Industry experts claim that many present IgG prescriptions are written for off-label indications and roughly deducting the estimated use of IgG for the indicated uses from the total sales, indicate that as much as 40-50% of uses could be off-label. Patients receiving IgG therapy for primary immune deficiencies usually receive the therapy for life, while patients receiving IgG therapy for autoimmune disorders receive the therapy intermittently over a period of months, and sometimes years, depending on their condition.

IgG is generally considered to be an expensive therapy, because it is a natural product manufactured from whole human blood. A typical dose may consist of five consecutive days of intravenous administration of 1 gram per kilogram of patients' body weight. According to our consultant, U.S. prices range from about $50 per gram for lyophilized preparations to a high of about $60 per gram for a 5% liquid product.

Pre-Clinical and Preliminary Experiments

ARP's scientists have already conducted certain animal experiments to test the effectiveness of IgG immunotherapy in treating cancer, and investigated the effectiveness of IgG based treatments at various stages of disease progression with varying dosages and routes of administration. They have made preliminary progress in understanding the mechanisms whereby IgGs appear to fight cancer.

While these experiments showed promising results, they are preliminary. Use of IgG based therapies in a commercial setting would be subject to much further substantial and significant testing, and subject to certain clinical trials required by the FDA and similar regulatory bodies in other countries.

At this stage however, there can be no assurance that IgG based cancer immunotherapy will evolve into a successful commercial product, gain acceptance for general use or use as a replacement for existing therapeutic products, or even be approved for use by the regulatory authorities.

These early experiments have shown that IgG based treatment appears to reduce metastases and tumor recurrence for a broad spectrum of cancers, with virtually no side effects. However, much more testing must be completed. IgG therapy also appears to show promise to increase the chances for long term recovery by preventing the return and spread of cancer. These preliminary experiments have also indicated that IgG therapy holds promise as an effective anti-cancer treatment at much lower doses than is commonly used for treating immune deficiencies.

In these preliminary experiments, IgG therapy also appears to be effective when administered intravenously, or through several other methods of delivery into the patient's body. Alternative routes of administration could dramatically improve ease-of-use, lower the delivered price of treatments, and enable the treatment of additional conditions.

Intellectual Property

Our success will depend in part on our ability to obtain patent protection for our Intellectual Property. Subsequent to our acquisition of the Intellectual Property from ARP, we enjoy the patented protection of IgG for treating solid tumors through two major U.S. patents (#5,562,902 and #5,965,130), Patent coverage includes a wide range of matters including but not limited to: a novel method of administering to a mammal a preparation of IgG for inhibiting tumor metastasis, for treating primary tumors, and for a broad spectrum of cancerous diseases. The patents will both expire in November, 2014. The IgG preparation to be administered according to one invention may contain intact or fragmented immunoglobulin molecules. The preparation may be administered intravenously, directly under the skin or subcutaneous routes, directly into a cavity (such as an organ or stomach), either as a sole agent or in combination with other agents or methods, which are commonly used for cancer treatment.

We believe anyone selling IgG for treatment of cancer is subject to these patents. However, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that have been or may be issued to us. Since patent applications in the United States are maintained in secrecy for the initial period of time following filing, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

In addition we have pending applications for the use of IgG based therapies for the treatment of melanoma and other additional U.S. and international patents and or patent applications. In October 2006 we filed a patent application for the utilization of IgG therapy as a potential treatment for Avian Influenza.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. Although we have conducted freedom of use patent searches no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technology components, products, processes or other subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Research and Development

Foundational Research

Scientists have conducted extensive pre-clinical research to test the effectiveness of IgG immunotherapy in treating cancer. They have employed mouse models of various types of cancers as well as various types of human cancers introduced into immune deficient (SCID) mice. They have investigated the effectiveness of IgG treatment at various stages of disease progression, using alternative dosages and routes of administration. These pre-clinical and preliminary experiments have shown that IgG treatment prevents metastases and tumor recurrence for a broad spectrum of cancers with little or no side effects.

Most pre-clinical experiments were conducted using a standard dosage of 2.0 grams per kilogram body weight. Additional experiments have shown that our proposed therapy is effective with low doses of IgG representing 1% (20 milligrams per kilogram body weight) of the standard IgG dosage. These experiments suggest that IgG treatment could be affordably administered as a preventative measure. IgG has been shown in mice experiments to be effective when administered subcutaneously, intravenously, or through intra-cavitary injection. The option of alternative routes of administration dramatically improves ease-of-use and enables the treatment of previously untreatable conditions such as intra-peritoneal spread (i.e. ovarian carcinoma). IgG has also been shown to be effective when administered as a whole molecule or as a fraction. All this preclinical research was performed by ARP Biomed, Ltd., prior to the transaction with GammaCan.

Product Development

Our initial focus over the next several years is to demonstrate efficacy of IgG cancer immunotherapy in human clinical trials. Efficacy is the ability of a drug or other treatment to produce the desired result when taken by its intended users.

IgG immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase 1 clinical studies (toxicity trials) are primarily conducted to establish safety a maximally tolerated dose (MTD). Phase 2 studies are designed to determine preliminary efficacy and establish dosing. Phase 3 studies are conducted to optimize therapeutic efficacy in a statistically significant manner at the levels of optimal dose, method of delivery into the body or route, and schedule of administration. Once clinical trials are completed successfully, products may receive regulatory approval.

Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IgG immunotherapy in three major cancers: colon, prostate and melanoma. To date, 32 patients have been enrolled, out of which 27 have actually received the IgG treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and results will likely be available during 2007. The trial is due to be completed during 2007, we may continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IgG treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials may be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize this IgG product. This commercialization will include the need to conduct Phase 3 clinical trials in accordance with local regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

We are also in the process of applying for an IND with the US FDA for VitiGam, GammaCan’s second generation IgG product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic under a US IND in the near future. VitiGam is designed to target metastatic melanoma patients with stage III and IV melanoma.

VitiGam is an intravenous IgG mixture derived from IgG manufactured from plasma collected from donors with vitiligo, a benign autoimmune skin condition affecting up to 2% of the general population. GammaCan scientists have shown that vitiligo derived IgG (VitiGam) contains anti-melanoma activities in substantially higher quantities than those found in IgG from other donors. This “enriched” vitiligo IgG (VitiGam) has potent anti-melanoma activity in both in vitro and in vivo melanoma models. Preliminary data from the ongoing, open-label Phase 2 trial of GCAN 101 (“standard” IgG) in melanoma patients further support the rationale underling the VitiGam program. As previously reported, we received the approval of the BIRD Foundation for a $1,000,000 grant. Under this grant, we and Life Therapeutics, Inc. will partner in a joint study of VitiGam.

We have spent approximately $1.5MM in the last two fiscal years on our research and development.

The Company intends to conduct a Phase 1/2 trial under a US IND to evaluate VitiGam in patients with stage III and IV melanoma. As described under the Planned Expenditure section, the estimated costs of this Phase 1/2 are substantial; the timing of initiation of the Phase 1/2 trials will be based on several major factors, including the ability of the Company to attract sufficient financing on acceptable terms.

We are also contemplating to conduct additional clinical trials to test new formulations and/or combinations of IgG and to test IgG immunotherapies for different cancers at different stages of disease progression with varying dosages and routes of administration. To achieve this we may elect to partner with a pharmaceutical company to conduct these further clinical trials, in order to attain broad-based regulatory approval.

We expect that it will take a number of years to receive final approval and registration of an IgG preparation for use as an anti-cancer agent. The Company's strategy is to collaborate with a suitable partner to support late stage (Phase 3) clinical development, registration and sales for its IgG based cancer products.

Employees

During the next 12 months, we plan to function with a small management staff. During this time, we will focus on completing the ongoing Phase 2 clinical trials of GCAN 0101, filing a US IND for VitiGam, establishing preliminary relationships with potential commercial partners and evaluation of new business opportunities. Currently we have six employees, of which three are executives. Two employees are full time and the remaining four are employed on a part time basis (ranging 70%-90%). In addition to our employees, we rely on advice from a number of outside consultants and industry experts as well as on comments from members of our Scientific Advisory Board.

None of our employees are a party to any collective bargaining agreements with us. We consider our relationships with our employees to be good.

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

Two key factors that influence the rate of progression of clinical trials include the rate at which patients can be recruited to participate in the testing program, and whether effective treatments are currently available for the disease the drug is intended to treat. Patient recruitment is largely dependent upon the incidence and severity of the disease and the alternative treatments available. Regulatory agencies can demand more patients and longer exposure if they deem it prudent, so as to better assess the relative safety compared with the long-term efficacy of the drug.

The results of the pre-clinical tests and clinical trials are submitted to the FDA in the form of a biologic license application for marketing approval in the US. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. After FDA approval for the initial indications, further clinical trials may be necessary to gain approval for the use of the product for additional indications. The FDA requires that adverse affects be reported to the FDA and may also require post-marketing testing to monitor for adverse affects, which can involve significant expense.

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

We have a limited operating history.

We have a limited operating history and considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. There can be no assurance that we will become profitable.

At present, our success depends solely on the successful commercialization of IgG based therapies for our proposed use as a cancer therapy alternative.

The successful commercialization of IgG based cancer immunotherapies is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

•	future clinical trial results may show that IgG based therapy is not well tolerated by the recipients at its effective doses or is not efficacious as compared to placebo.
•	future clinical trial results may be inconsistent with ARP's previous preliminary testing results. Data from our earlier studies may be inconsistent with clinical data.
•
even if our IgG based therapies are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining/manufacturing sufficient quantities at or at reasonable prices.

•
our ability to complete the development and commercialization of IgG based therapies for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of IgGs on a worldwide basis.

•	even if IgG products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of the products.
•
our competitors may develop therapeutics or other treatments which are superior or less costly than our own with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our IgG products for some other reason, it would likely seriously harm our business.

We may require significant additional financing before our products may be marketed.

Until September 30, 2006 we raised $3,652,829 through private placements of our securities. These amounts were used to fund our activities since incorporation. Accordingly, our ability to continue develop and, if warranted, commercialize our proposed IgG based products, will be dependent upon our ability to secure significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology. Our future capital requirements will depend upon many factors, including:

- continued scientific progress in our research and development programs;

- costs and timing of conducting clinical trials and seeking regulatory approvals and patent prosecutions;

- competing technological and market developments;

- our ability to establish additional collaborative relationships; and

- the effect of commercialization activities and facility expansions if and as required.

We have limited financial resources and to date have negative cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through September 30, 2006 of $3,777,413, as well as negative cash flow from operating activities. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following October 1, 2006. These factors raise substantial doubt about the company's ability to continue as a going concern

Our success depends on our ability to attract and retain collaborative partners over whom we have limited control.

Our business will likely depend on our ability to enter into arrangements with corporate, academic or government collaborators relating to the development, testing, manufacturing, marketing and commercialization of our products. If successful, we are intending to license or sublicense that property to others. We are planning to try to have our partners assume the obligation to manufacture, market and distribute the resulting products. Consequently, our success depends upon our partners' ability to perform these tasks. There can be no assurance that we will be able to establish necessary arrangements on favorable terms, or at all, or that collaborative agreements will be successful.

Our success depends on our ability to protect our proprietary rights and operate without infringing upon the proprietary rights of others.

We plan to continue to protect the technology that we consider important to the development of our business by filing United States and selected foreign patent applications. We currently hold several patents and pending patent applications in the United States and corresponding patents and patent applications filed in certain other countries covering IgG and its proposed use in cancer therapeutics.

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

In addition to patents, we are planning to rely on trade secrets and proprietary know-how to protect our intellectual property. We are planning to require future employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to enter into confidentiality agreements. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary information. In addition, it is possible that third parties could independently develop proprietary information and techniques substantially similar to ours or otherwise gain access to our trade secrets. Finally, we are planning to apply for Orphan Drug Status for our melanoma program, If granted, this designation provides for a seven or ten year market exclusivity in the US or EU, respectively.

Even if we are able to protect our proprietary rights we may suffer from off-label use of other IgG products

Off-label use is the practice of prescribing drugs for a purpose outside the scope of the drug's approved label, most often concerning the drug's indication. In the United States, the Food and Drug Administration (FDA) requires numerous clinical trials to prove a drug's safety and efficacy in treating a given disease or condition. If satisfied that the drug is safe and effective, the drug's manufacturer and the FDA agree on specific language describing dosage, route and other information to be included on the drugs label. More detail is included in the drugs package insert. However, once the FDA approves a drug for prescription use, they do not attempt to regulate the practice of medicine and so the physician makes decisions based on her or his best judgment. It is entirely legal in the United States and in many other countries to use drugs off-label. There can be no assurance that IgG produced for the use of other treatments will not be prescribed to cancer patients.

We may not be able to obtain regulatory approvals that will be necessary to commercialize our products.

The manufacture and sale of therapeutic products in the United States and Canada and the European Union is governed by a variety of statutes and regulations in these geographies. These laws govern the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are ultimately marketed abroad, they would also be subject to extensive regulation by foreign governments. There can be no assurance that we will be able to obtain the required regulatory approvals or comply with the applicable regulatory requirements for any of our IgG products in development. If we are unable to obtain necessary regulatory approvals, we may not be able to commercialize our products.

The IgG products currently under development will require significant clinical testing and investment of significant funds prior to commercialization. Securing regulatory approval requires us to submit extensive clinical data and supporting information for each indication to establish the product's efficacy. The process of completing these processes is likely to take a number of years. Any delay in obtaining approvals may:

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

- reimbursement policies of governments and third-party payers

- marketing and distribution support for the products

The success of other products in our market segment in establishing the market, their pricing, their clinical usefulness or other potential advantages or disadvantages, will very likely have a major impact on the success of our product. If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be harmed. In addition, third-party payers such as government health administration authorities, managed care providers and private health insurers are increasingly challenging the price and examining the cost effectiveness of medical products and services. If these third-party payers fail to provide adequate coverage for our products, the market acceptance of the products may be adversely affected.

Competition in our targeted markets is intense and developments by other companies could render our products or technologies non-competitive.

The biotechnology and pharmaceuticals industry is highly competitive and subject to significant and rapid technological change. Developments by other companies within the industry could render our products or technologies non-competitive. Some of these products may be more effective or have an entirely different approach or means of accomplishing the desired effect than our products. We expect technological competition from biotechnology companies and academic research institutions to increase over time.

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

We do not have marketing, sales or distribution capabilities. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on favorable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others and which efforts may not be successful. If we are unable to enter into satisfactory third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product. We may not successfully develop or obtain the necessary marketing and sales experience or have sufficient resources to do so. If we fail to establish successful marketing and sales capabilities or to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially adversely affected.

Our development programs and future products subject us to the risk of product liability claims for which we may not be able to obtain adequate insurance coverage.

Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, our principal risks relate to participants in our clinical trials who may become ill or suffer unintended consequences from our IgG therapeutics. If we ultimately are successful in commercializing a product, claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling or using our products. There can be no assurance that we will be able to obtain or maintain sufficient and affordable insurance coverage for any of these claims and, without sufficient coverage, any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials.

We will be dependent on outside vendors for our entire supply of IgG. If the third party suppliers were to cease production or otherwise fail to supply us with quality IgG and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products, and to conduct testing and clinical trials would be adversely affected.

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

We will be highly dependent on the principal members of our management and scientific staff, especially Patrick Schnegelsberg, our Chief Executive Officer, and Professor Yehuda Shoenfeld, M.D., the Chief Scientist of GammaCan, Ltd. The loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited.

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

Our share price may become subject to volatility.

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

We have issued and may continue to issue warrants and options at or below the current market price. As of September 30, 2006 we had 5,917,775 outstanding warrants and options (1,510,000 for the year ended September 30, 2005) to investors employees and consultants, as more fully described in "Liquidity and Capital Resources" and Item 10 - Executive compensation. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of our common stock.

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

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Lack of Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Fulfilling our obligations incident to being a public company will be expensive and time consuming.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, will require us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In particular, as a public company, our management will be required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10- KSB. Under current rules, we will be subject to this requirement beginning with our annual report on Form 10-KSB for our fiscal year ending September 30, 2008. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Under current rules, we will be subject to this requirement beginning with our annual report on Form 10-KSB for our fiscal year ending September 30, 2009. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

ITEM 2 - PROPERTIES

Our principal executive offices are located in approximately 1337 square feet of office space in Kiryat Ono, Israel. The lease commenced on August 10, 2006 and is for a period of 36 months. The aggregate annual base rental for this space is $26,827.

We are leasing a suite in New York city since June 8, 2006 for the use of our CEO. The lease agreement is for a period of 12 months and the aggregate annual base rental for this space is $21,600

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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

	2006		2005
	High	Low	High	Low
	$	$	$	$
First Quarter	1.75	1.01	2.20	1.50
Second Quarter	1.72	1.05	1.92	1.45
Third Quarter	1.69	0.71	1.85	0.90
Fourth Quarter	1.20	0.53	1.45	0.85

As of December 18, 2006, there were approximately 28 holders of record of our common stock and the closing bid quotation of our common stock was $0.42 per share.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders	2,930,000	$1.24	2,070,000

Equity compensation plans not approved by security holders (1), (2)

Total	2,930,000	$1.24	1,570,000

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We are a development stage Company and currently have no revenue from operations. Other than existing cash reserves and our intellectual property we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

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

IgG immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase 1 clinical studies (toxicity trials) are primarily conducted to establish safety maximally tolerated dose (MTD). Phase 2 studies are designed to determine preliminary efficacy and establish dosing. Phase 3 studies are conducted to optimize therapeutic efficacy in a statistically significant manner at the levels of optimal dose, method of delivery into the body or route, and schedule of administration. Once clinical trials are completed successfully, products may receive regulatory approval.

Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IgG immunotherapy in three major cancers: colon, prostate and melanoma. To date, 32 patients have been enrolled, out of which 27 have actually received the IgG treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and results will likely be available during 2007. The trial is due to be completed during 2007, we may continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IgG treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials may be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize this IgG product. This commercialization will include the need to conduct Phase 3 clinical trials in accordance with local regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

We are also in the process of applying for an IND with the US FDA for VitiGam, GammaCan’s second generation IgG product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic under a US IND in the near future. VitiGam is designed to target metastatic melanoma patients with stage III and IV melanoma.

VitiGam is an intravenous IgG mixture derived from IgG manufactured from plasma collected from donors with vitiligo, a benign autoimmune skin condition affecting up to 2% of the general population. GammaCan scientists have shown that vitiligo derived IgG (VitiGam) contains anti-melanoma activities in substantially higher quantities than those found in IgG from other donors. This “enriched” vitiligo IgG (VitiGam) has potent anti-melanoma activity in both in vitro and in vivo melanoma models. Preliminary data from the ongoing, open-label Phase 2 trial of GCAN 101 (“standard” IgG) in melanoma patients further support the rationale underling the VitiGam program.

The Company intends to conduct a Phase 1/2 trial under a US IND to evaluate VitiGam in patients with stage III and IV melanoma. As described under the Planned Expenditure section, the estimated costs of this Phase 1/2 are substantial; the timing of initiation of the Phase 1/2 trials will be based on several major factors, including the ability of the Company to attract sufficient financing on acceptable terms.

We are also contemplating conduct additional clinical trials to test new formulations and/or combinations of IgG and to test IgG immunotherapies for different cancers at different stages of disease progression with varying dosages and routes of administration. To achieve this we may elect to partner with a pharmaceutical company to conduct these further clinical trials, in order to attain broad-based regulatory approval.

We expect that it will take a number of years to receive final approval and registration of an IgG preparation for use as an anti-cancer agent. The Company's strategy is to collaborate with a suitable partner to support late stage (Phase 3) clinical development, registration and sales for its IgG based cancer products.

Long Term Business Strategy

As noted previously, if our IgG base cancer immunotherapies show significant promise through clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the commercialization and marketing of cancer drugs and or other infused therapeutic proteins. It is envisioned that the partner, or partners, would be responsible or substantially support late stage clinical trials (Phase 3) ensure regulatory approvals and registrations in the appropriate territories in a timely manner. It is further envisioned that the partner, or partners, would be responsible for sales and marketing of our IgG immunotherapies in certain agreed upon territories. Such planned strategic partnership, or partnerships, could provide a marketing and sales infrastructure for our products as well as financial and operational support for global trials and other regulatory requirements concerning future clinical development in the US and elsewhere. Our future strategic partner, or partners, could also provide capital and expertise that would enable the partnership to develop new formulations of IgG cancer immunotherapy suitable for patients at different stages of disease progression as well as IgG derivatives. Under certain circumstances, the Company may decide to develop any of its IgG based cancer immunotherapies on its own, either world wide or in select territories.

Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct pre-clinical research to further deepen our understanding of the biology of our IgG products in cancer, develop alternative delivery systems, to determine the optimal dosage for different patient groups, to investigate alternative sources of immunoglobulin other than human plasma, to develop novel IgG based therapies and to develop next products to our current products. For example, we plan to conduct research to isolate the fraction of IgG, which is responsible for its anti-metastatic effects and to develop a potential synthetic version of IgG. These formulations will be suitable for:

•	Low-dose, preventative therapy for disease-free, high-risk individuals,
•	Strong dose for use in conjunction with surgery and other cancer treatments, and
•	Maintenance dose for use to prevent recurrence of cancer growth.
•	Others

Our plan is to patent any successful inventions resulting from our future research activities and to exploit any other means that may exist to protect our future IgG anti-cancer therapies in the commercial markets. For example, we may seek Orphan Drug Status for future IgG anti-cancer therapies for certain indications in certain markets

Other Strategic Plans

In addition to developing our own IgG based anti-cancer therapies drug portfolio, we are considering in-licensing and other means of obtaining additional lead molecules of technologies to complement and/or expand our current product portfolio. The aim of this is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

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

Going concern assumption
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through September 30, 2006 of $3,777,413, as well as negative cash flow from operating activities. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following October 1, 2006. These factors raise substantial doubt about the company's ability to continue as a going concern Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fundraising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management is confident that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders..

These financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

Valuation of options and warrants
The Company granted options to purchase common shares of our company to employees and consultants as well as issue warrants in connection with fund raising.

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25 compensation costs for employees stock option plan is measured using the intrinsic value based method of accounting. In accordance with FAS 123 - “Accounting for Stock-Based Compensation” as amended by FAS 148 (“FAS 123”), the Company discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in FAS 123. As from the year beginning October 1, 2006 the company will adopt FAS 123 (revised 2004).

The Company will apply the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement will not be restated.

The company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by FAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”

The fair value of the options and warrants is estimated by using the Black Scholes option-pricing model, and is based on certain assumptions regarding the expected dividends, expected volatility, expected life of the options and warrant and the risk free interest rate.

On May 2, 2006 the company amended the vesting of the 350,000 options granted on October 6, 2005 to Chaime Orlev. The change matched the vesting schedule of these options to the vesting schedule of all other options granted to employees and directors of the Company.

Unrecognized compensation as determined under FAS 123 as of September 30, 2006 totaled $2,123,982.

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

Years ended September 30, 2006 and 2005

The following table summarizes certain statement of operations data for the company for the 12 months period ended September 30, 2006 and 2005 (in US$):

	Year ended September 30,
	2006	2005
Research and development costs	$802,254	$545,928
General and administrative expenses	1,263,070	666,477
Financial income, net	(29,151)	(13,873)
Income taxes	28,622	-
Net loss for the period	$(2,064,795)	$(1,198,532)

Research & development costs.
Research and development expenses are the costs incurred in the process of our pre-clinical and our clinical trials. Clinical trail and pre-clinical expenses include regulatory consultants and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to medical centers for patient recruitment and treatment.

During the year ended September 30, 2006 and 2005 the research and development expenses included, among other, the clinical and pre-clinical trial expenses, consultants compensation, costs related to the registered patents as well as salaries and related expenses.

During the year ended September 30, 2006 the research and development expenses totaled $802,254, compared to $545,928 during the year ended September 30, 2005. The increase is resulting from a research project relating to the mechanism of action of IgG done by Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”) according to a research and licensing agreement signed with THM.

General and administrative expenses
The general and administrative expense includes the salaries and related expenses of the company's management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the year ending September 30, 2006 the General and administrative expense totaled $1,263,070 compared to $666,477 for the year ended September 30, 2005. The increase is contributed to the hiring of the Company’s new CEO, consulting services provided in connection with financing and M&A activities, legal and professional services as well an increase in the rent and maintenance expenses due to change in the office facilities of the Company as well as the leasing of an office space in New York.

Salaries and related expenses for the year ending September 30, 2006 totaled $567,785 compared with $245,197 for the year ending September 30, 2005.

Consulting services increased from $0 in the year ending September 30, 2005 to $83,113 for the year ending September 30, 2006.

During the year ending September 30, 2006 we incurred $247,132 related to legal and professional fees compared to $149,609 during the previous year.

Traveling expenses for the year ending September 30, 2006 totaled $99,417 compared with $66,993 for the year ending September 30, 2005.

Insurance expense for the year ending September 30, 2006 totaled $57,481 compared with $56,162 for the year ending September 30, 2005 and included the directors and officers insurance as well as office and equipment insurance.

Other general and administrative expenses for the year ending September 30, 2006 totaled $113,356 compared to $48,205 for the year ending September 30, 2005. The increase is mainly contributed to the increase of rent and maintenance expenses.

Financial income/expense, net
During the year ending September 30, 2006 the company generated interest income on available cash and cash equivalents balance.

Liquidity and Capital Recourses

Financing activities
Through September 30, 2006, the Company has incurred losses in an aggregate amount of $3,777,413. We have financed our operation from private placement of common stock. Through September 30, 2006 we raised a total of $3,652,829, net of transaction cost, through private placements and we anticipate that additional financing will be through similar sources. Our financing activates for the most recent two years include the following.

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

On November 20, 2006 the Company issued a convertible promissory note, aggregate principal amount of $350,000, which bears interest at 8% payable on maturity of the note and matures on November 20, 2007.

Employee's stock options plan
On August 17, 2004, our board of directors adopted the 2004 Employees and Consultants Stock Option Plan in order to attract and retain quality personnel. Under the 2004 Employees and Consultants Stock Option Plan, 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time.

On August 17, 2004, we granted options to Dr. Dan J. Gelvan under the 2004 Employees and Consultants Stock Option Plan to allow Dr. Gelvan to purchase up to 1,400,000 common shares of our company at an exercise price of $1.30 per share. On the same date, we also granted options to Ms. Tovi Ben Zeev under the 2004 Employees and Consultants Stock Option Plan to allow Ms. Ben Zeev to purchase up to 50,000 common shares of our company at an exercise price of $1.30 per share. The options granted to Dr. Gelvan and Ms. Ben Zeev are exercisable until August 17, 2014. The options granted to Dr. Gelvan and Ms. Ben Zeev were forfeited during 2005 due to their resignation.

In June, 2005 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.15 per share, to each of the following Shmuel Levi, Yair Aloni, Jean-Pierre Elisha Martinez and Lior Soussan-Gutman. Total options granted - 200,000 .

In June 2005 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.15 per share to an employee. These options were forfeited during 2005 due to the employee resignation.

In June 2005 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.15 per share to three members of our Scientific Advisory Board. Total options granted - 150,000.

On October 6, 2005 we granted options to purchase up to 350,000 common shares of our company at an exercise price of $0.93 to Chaime Orlev.

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

On March 15, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.37 to Josef Neuhaus.

On April 17, 2006 we granted options to purchase up to 1,400,000 common shares of our company at an exercise price of $1.29 to Patrick Schnegelsberg.

On May 4, 2006 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.29 to each of the following Shmuel Levi, Yair Aloni, Jean-Pierre Elisha Martinez, Lior Soussan-Gutman and Josef Neuhaus. Total options granted - 500,000.

On October 3, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $0.65 to a new member of our Scientific Advisory Board.

On November 7, 2006 we granted options to purchase up to 150,000 common shares of our company at an exercise price of $0.45 to each of Steven Katz and Albert Passner. Total options granted - 300,000.

On December 5, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $0.50 to a new member of our Scientific Advisory Board.

Summary of financing activities
Through September 30, 2006 we raised approximately $3.6 Million through private placements of our securities. As of September 30, 2006 the cash and cash equivalents totaled $538,738. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following October 1, 2006. These factors raise substantial doubt about the company's ability to continue as a going concern The company's management estimates that it will be able to finance the company's activities through future fund raising.

Planned Expenditures

The estimated expenses referenced herein are in accordance with the business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	$3,203,000
Marketing and Business Development	378,000
General & Administrative Expenses	1,215,000
Total	$4,796,000

As previously indicated we are in the process of applying for an IND with the US FDA for VitiGam, GammaCan’s second generation IgG based product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic pursuant to a US IND. VitiGam is designed to target metastatic melanoma patients with stage III and IV melanoma. Our ability to proceed with the IND application as well as the commencement of the required clinical trial is dependent on several major factors one of which is the ability to attract sufficient financing on acceptable terms.

Contractual obligations

On May 18, 2006 the Company executed an agreement for the lease of its office facilities to which it entered on July 10, 2006, The new lease agreement is for a period of 36 months with an option to extend the lease for an additional 36 months period. The monthly lease payment is $2,236. The future rental payments, on a fiscal year basis under the lease are $26,827, 26,827 and 22,356 for the years ending September 30, 2007, 2008 and 2009 respectively.

On June 7, 2006 the Company entered into a lease agreement for a office facilities in New-York. The lease agreement is for a 12 month period with an automatic option to renew for another 60 days. The monthly lease payment is $1,800. As security for its obligations under this agreement the Company provided a security deposit in the amount of $4,500. The future lease payments under this lease are $14,400 for the year ending September 30, 2007

Rental expenses for the years ended September 30, 2006 and 2005 were $18,307 and $8,148, respectively

On February 2, 2005 the company entered into an agreement with Kamada Ltd. pursuant to which the company ordered 9.5Kg of Vigam Liquid (IgG) for the purposes of the clinical trial. The total purchase price was set at $332,500 ($35/gram) which was paid according to a delivery schedule. As of September 30, 2006 the Company has fulfilled its obligations under this agreement.

On December 13, 2005, the company entered into a Research and Licensing Agreement with Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”), pursuant to which the company has agreed to provide THM with $200,000 in funding for THM to conduct a research project relating to the mechanism of action for IVIg, hyper-immune IVIg and use of IVIg as an anti-cancer treatment. As of September 30, 2006 the company paid a total of $100,000 to THS under this agreement. According to the agreement THM has granted the subsidiary an exclusive world wide license to any resulting technology and know-how as described in the above mentioned agreement.

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

On November 4, 2004, GammaCan Ltd. entered into a consulting agreement with PBD Ltd., a company controlled by Vered Caplan, a principal shareholder of GammaCan International, Inc. Pursuant to the terms of the agreement, GammaCan Ltd. will pay PBD a total fee of $50,000 for the services provided as detailed in the agreement. The services include:

•	Summary of pre-clinical data and collection of historical research data.
•	Preparation of clinical trial.
•	Oncologists survey for cancer indication.
•	Survey of complementary technologies
•	Survey of potential IgG collaborators
•	Initiation of contacts with potential partners.

On March 1, 2005, GammaCan International, Inc. and its subsidiary, GammaCan, Ltd., entered into an agreement appointing Vered Caplan as Vice President of Business Development. Ms. Caplan, who provided at least 20 hours of service per week, received a salary of $4,000 per month.

On June 6, 2005, the Company and GammaCan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of GammaCan, Ltd. and the Company. Vered Caplan shall receive a salary of $6,475 per month.

On April 15, 2006, Vered Caplan resigned from her position as the acting CEO of the company, and continue to serve as the CEO of the subsidiary without change in her compensation.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM - Report of Kesselman & Kesselman	30
REPORT OF INDEPENDENT AUDITORS -
Report of Armando C. Ibarra	31
CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	32
Statements of operations	33
Statements of changes in stockholders’ equity	34
Statements of cash flows	35
Notes to financial statements	36-53

Kesselman & Kesselman Certified Public Accountants (Isr.) Trade Tower, 25 Hamered Street Tel Aviv 68125 Israel P.O Box 452 Tel Aviv 61003 Telephone +972-3-7954555 Facsimile +972-3-7954556

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
GammaCan International Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of GammaCan International Inc. (A Development Stage Company) and its subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years then ended and cumulatively, for the period from October 1, 2003 to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from October 6, 1998 (date of incorporation) to September 30, 2003, which totals reflect a deficit of $15,640 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated November 17, 2003, expressed an unqualified opinion on the cumulative amounts but included an emphasis of a matter. Our opinion, in so far as it relates to amounts included for that period is based on the report of the other independent auditors, mentioned above.

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

In our opinion, based upon our audits and the report of the other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years then ended and cumulatively, for the period from October 1, 2003 to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has net losses for the period from inception (October 6, 1998) through September 30, 2006 of $3,777,413 and presently the Company does not have sufficient cash resources to meet its requirements in the twelve months following October 1, 2006. These reasons raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kesselman & Kesselman

Tel-Aviv, Israel
December 20, 2006

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
Armando C. Ibarra, CPA-APC

November 17, 2003
Chula Vista, California

371 'E' Street, Chula Vista, CA 91910 Tel: (619) 422-1348 Fax: (619) 422-1465

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(US $, except share data)

	September 30,
	2006	2005
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$538,738	$713,342
Prepaid expenses	-	6,416
Other	12,494	22,029
T o t a l current assets	551,232	741,787

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT (Note 2)	21,071	7,528
LONG TERM DEPOSITS (Note 3)	22,270	5,203
PROPERTY AND EQUIPMENT, NET (Note 4)	25,247	10,269
T o t a l assets	$619,820	$764,787

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$279,857	$159,379
Payroll and related accruals	49,242	14,655
T o t a l current liabilities	329,099	174,034

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (Note 2)	31,531	13,725
COMMITMENTS (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares;
28,453,732 and 26,231,510 shares issued and
outstanding as of September 30, 2006 and 2005, respectively)	2,845	2,622
Additional paid-in capital	3,172,284	1,767,601
Warrants	861,474	519,423
Deficit accumulated during the development stage	(3,777,413)	(1,712,618)
T o t a l stockholders' equity	259,190	577,028
T o t a l liabilities and stockholders’ equity	$619,820	$764,787

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(US $, except share data)

			Period from
			October 6,
	Year ended		1998* to
	September 30		September 30
	2006	2005	2006
RESEARCH AND DEVELOPMENT COSTS (Note 8)	$802,254	$545,928	$1,515,174
GENERAL AND ADMINISTRATIVE
EXPENSES (Note 9)	1,263,070	666,477	2,288,711
OPERATING LOSS	2,065,324	1,212,405	3,803,885
FINANCIAL INCOME	(44,130)	(20,703)	(64,833)
FINANCIAL EXPENSES	14,979	6,830	22,114
LOSS BEFORE TAXES ON INCOME	2,036,173	1,198,532	3,761,166
TAXES ON INCOME	28,622	-	28,622
LOSS FROM OPERATIONS OF THE COMPANY AND ITS CONSOLIDATED SUBSIDIARY	2,064,795	1,198,532	3,789,788
MINORITY INTERESTS IN LOSSES OF A SUBSIDIARY	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(2,064,795)	$(1,198,532)	$(3,777,413)
BASIC AND DILUTED LOSS PER
COMMON SHARES	$(0.074)	$(0.046)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON SHARE	28,052,065	26,099,260

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Number of	Stock		paid-in	development
	Shares	Amount	Warrants	capital	stage	Total
Changes during the period from
October 6, 1998 (date of incorporation)
to September 30, 2004
Common stock and warrants
issued for cash	57,506,498	$5,750	$139,494	$782,141	$-	$927,385
Contributed capital				7,025		7,025
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Gain on issuance of subsidiary
Stock to third party				86,625		86,625
Stock based compensation				62,600		62,600
Net loss					(514,086)	(514,086)
Balance at September 30, 2004	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004, net of issuance costs	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005, net of issuance costs	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005	26,231,510	2,622	519,423	1,767,601	(1,712,618)	577,028
Common stock and warrants
issued for cash on October 31,
2005, net of issuance costs	666,666	67	72,410	365,670		438,147
Common stock and warrants
issued for cash on December 20,
2005, net of issuance costs	1,555,556	156	269,641	804,998		1,074,795
Employees and consultants stock based compensation expenses				234,015		234,015
Net loss					(2,064,795)	(2,064,795)
Balance at September 30, 2006	28,453,732	$2,845	$861,474	$3,172,284	$(3,777,413)	$259,190

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

			Period from
			October 6,
	Year ended		1998* to
	September 30		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,064,795)	$(1,198,532)	$(3,777,413)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	4,299	2,534	6,892
Common stock issued for services	-	-	3,000
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Employees and consultants stock based compensation expenses	196,957	34,592	294,149
Increase in liability for employee rights upon retirement	17,806	13,725	31,531
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	6,416	4,613	-
Decrease (increase) in other current assets	9,535	(16,058)	(12,494)
Increase in current liabilities	155,065	16,816	328,099
Net cash used in operating activities	(1,674,717)	(1,142,310)	(3,038,611)

CASH FLOWS FROM INVESTING ACTIVITIES -
Increase in long term deposits	(17,067)	(5,203)	(22,270)
Funds in respect of employee rights upon retirement	(13,543)	(7,528)	(21,071)
Purchase of property and equipment	(19,277)	(8,904)	(32,139)
Net cash used in investing activities	(49,887)	(21,635)	(75,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants net of issuance costs	1,550,000	1,171,419	3,652,829
Net cash provided by financing activities	1,550,000	1,171,419	3,652,829
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,604)	7,474	538,738
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	713,342	705,868
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$538,738	$713,342	$538,738

Supplemental information on financing activities not involving cash flow - issuance costs paid by a grant of warrants to third parties who assisted in securing subscription agreements totaled $37,058 for the year ending September 30, 2006.

* Incorporation date, see note 1a.
The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:
GammaCan International Inc. (A Development Stage Company; "the Company") was incorporated on October 6, 1998, under the laws of the State of Delaware, under the name of San Jose International, Inc. The Company has no significant revenues and in accordance with Statement of financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage enterprises”, the Company is considered a development stage company.

During August 2004, the Company acquired, through it's then wholly-owned subsidiary, GammaCan Ltd (“the Subsidiary”), all of the in-process research and development ("IPR&D") of ARP Biomed, Ltd. ("ARP"), an Israeli Company. The IPR&D was acquired for the purpose of continuing research related to the clinical treatment of various types of cancer. The purchase price was $100,000 which was settled with the issuance of 12.5% of the Subsidiary issued and outstanding common shares. Under the terms of the agreement, the Company was required to lend $800,000 to its subsidiary, to finance the clinical trials and conduct further research and development utilizing the acquired IPR&D, which was valued at $100,000. In accordance with SAB 51, the gain on issuance of the subsidiary’s stock, totaling $86,625, was recorded as an addition to paid in capital within “Stockholders’ Equity” due to the fact that there is no certainty of the realization of this gain.

Subsequent to the transaction, on August 19, 2004, the name of the company was changed from "San Jose International, Inc." into "GammaCan International, Inc.".

At this point in the development stage, the company's focus is to demonstrate efficacy of IgG cancer immunotherapy in human clinical trials. In July 2005, the company commenced Phase 2 clinical trials in humans to demonstrate clinical efficacy of IgG immunotherapy in three major cancers: colon, prostate and melanoma. These Phase 2 clinical trials are being conducted at three medical centers in Israel and results are anticipated during 2007. The Phase 2 clinical trial is due to be completed during 2007. Following analysis and publication of the results the Company will decide on how to proceed with its future clinical work regarding the use of IgG. The decision will be based on several factors including the ability to attract strategic partners for co-development.

The Company is in the process of applying for an IND with the US FDA for VitiGam, the Company’s second generation IgG product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic under a US IND in the near future. VitiGam is designed to target metastatic melanoma patients with Stage III and IV melanoma.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through September 30, 2006 of $3,777,413, as well as negative cash flow from operating activities. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following October 1, 2006. These factors raise substantial doubt about the company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management is confident that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

The consolidated financial statements include the accounts of the Company and its subsidiary GammaCan Ltd. All material inter-company transactions and balances have been eliminated in consolidation.

f.	Property and equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets.
Annual rates of depreciation are as follows:

%
Computers and peripheral equipment	33
Office furniture and equipment	6-15

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Deferred taxes

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

j.	Comprehensive loss

The Company has no other comprehensive loss components other than net loss for the reported periods.

k.	Loss per share

Basic and diluted net losses per common share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stock options and warrants excluded from the calculation of diluted net loss was 5,917,775 for the year ended September 30, 2006 (1,510,000 for the year ended September 30, 2005).

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Impairment in value of long-lived assets

Under FAS 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” (“FAS 144”), the Company reviews long-lived assets, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under FAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values

m.	Stock based compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25 compensation costs for employees stock option plan is measured using the intrinsic value based method of accounting. In accordance with FAS 123 - “Accounting for Stock-Based Compensation” as amended by FAS 148 (“FAS 123”), the Company discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in FAS 123. The Company expects to adopt the provisions of FAS 123 (revised 2004) on October 1, 2006 (see also note 1n).

The company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized using the accelerated method.

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:

	Year ended September 30,
	2006	2005
Net loss as reported	$(2,064,795)	$(1,198,532)
Add back: Stock based employee compensation expense
included in net loss as reported	163,517	-
Deduct: pro forma stock based employee compensation
expense determined under fair value
method for all awards	(1,107,201)	(153,287)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture of awards granted to employees	79,676	118,193
Pro forma net loss	$(2,928,803)	$(1,233,626)
Net loss per common shares:
Basic and diluted loss per shares - as reported	$(0.074)	$(0.046)
Basic and diluted loss per shares - pro forma	$(0.104)	$(0.047)

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Unrecognized compensation as determined under FAS 123 as of September 30, 2006 totaled $2,123,982.

The weighted average fair value of the options at the date of grant for options granted during 2006 and 2005 was $1.19 and $0.90, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	For options granted in
	Year ended September 30,
	2006	2005
Expected option life (years)	7.85	7.88
Expected stock price volatility	80.0%-85.1%	71.9%-87.0%
Risk free interest rate	4.5%	4.0%
Expected dividend yield	0.0%	0.0%

n.	Recently issued accounting pronouncements:

1)
In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of FAS 123R. FAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which is October 1, 2006 for the Company.

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

The adaptation of FAS 123R is expected to have a material impact on the Company’s financial statements and its results of operations.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2)
In June 2005, the Financial Accounting Standards Board issued FAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement generally requires retrospective application to prior periods' financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 apply to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be applied to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which is the year beginning October 1, 2006 for the company.

3)
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 (year beginning October 1, 2007 for the Company). If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. In the Company’s opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

4)
In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the year beginning October 1, 2008 for the company.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

5)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company does not expect this Statement to have a material effect on the company’s financial statements or its results of operations.

6)
In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, which is the year beginning October 1, 2007 for the Company. In the Company’s opinion, implementation of this standard is not expected to have a material effect on its financial statements in future periods.

o.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - EMPLOYEE RIGHTS UPON RETIREMENT

a.
Israeli labor laws and agreements require payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The subsidiary's severance pay liability to its employees, mainly based upon length of service and the latest monthly salary (one month’s salary for each year worked), is reflected by the balance sheet accrual under the “liability for employee rights upon retirement”. The Company records the liability as if it was payable at each balance sheet date on an undiscounted basis. The liability is partly funded by purchase of insurance policies. The amounts funded are included in the balance sheet as “funds in respect of employee rights upon retirement”. The policies are the Company’s assets and under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees.

b.	The severance pay expenses for the years ended September 30, 2006 and 2005, were $17,806 and $13,725 respectively.

c.	Cash flow information regarding the Company’s liability for employee rights upon retirement:
1.	The Company expects to contribute to the insurance policies $20,694 in respect of severance pay for the year ended September 30, 2007.
2.
Due to the relatively young age of the Company’s and its subsidiary's employees, benefit payments to employees reaching retirement age in the next 10 years, are not material. The amounts were determined based on the employees’ current salary rates and the number of service years that will accumulate upon their retirement date. These amounts do not include amounts that might be paid to employees who will cease working for the subsidiary before their normal retirement age.

NOTE 3 - LONG TERM DEPOSITS

Amounts represent deposits in respect of lease agreements for the company’s office facilities and vehicles used by its employees (see also note 5).

NOTE 4 - PROPERTY AND EQUIPMENT, net

a.	Composition of property and equipment, grouped by major classifications, is as follows:
	September 30,
	2006	2005
Cost:
Office furniture and equipment	$14,287	$7,400
Computers and peripheral equipment	17,852	5,462
	32,139	12,862
Less - accumulated depreciation	6,892	2,593
	$25,247	$10,269

b.	Depreciation expense totaled $4,299 and $2,534 in the years ended September 30, 2006 and 2005, respectively.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - COMMITMENTS:
a.
On May 18, 2006 the subsidiary entered into a new lease agreement for its new office facilities, to which it entered on August 10, 2006. The new lease agreement is for a period of 36 months with an option to renew the lease for an additional 36 month period. The monthly lease payment is $2,236 (the monthly lease payment per previous agreement was $679). The future lease payments under the lease are $26,827, 26,827 and 22,356 for the years ending September 30, 2007, 2008 and 2009 respectively.

As security for its obligation under this lease agreement the Company provided a bank guarantee in an amount equal to six monthly lease payments, which is secured by a long term bank deposit (see also note 3).

On June 8, 2006 the Company entered into a lease agreement for the office facilities it currently occupies. The lease agreement is for a period of 12 months with an automatic option to renew for another 60 days at the same monthly rate plus an increase of 14.83%. The monthly lease payment is $1,800. The future lease payments under this lease are $14,400 for the year ending September 30, 2007.

Rental expenses for the years ended September 30, 2006 and 2005 were $18,307 and $8,148, respectively

b.	The subsidiary has entered into operating lease agreements for vehicles used by its employees for a period of 3 years.

The lease expenses for the year ended September 30, 2006 and 2005 were approximately $39,328 and $19,361, respectively. The future lease payments under the lease agreement are $43,698, 28,443 and 4,990 for the years ending September 30, 2007, 2008 and 2009 respectively.

c.
On December 13, 2005, the subsidiary entered into a Research and Licensing Agreement with Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”), pursuant to which the subsidiary has agreed to provide THM with $200,000 in funding for THM to conduct a research project relating to the mechanism of action for IVIg, hyper-immune IVIg and use of IVIg as an anti-cancer treatment. As of September 30, 2006 the subsidiary paid a total of $100,000 to THS under this agreement. According to the agreement THM has granted the subsidiary an exclusive worldwide license to any resulting technology and know-how as described in the above mentioned agreement.

NOTE 6 - STOCK HOLDERS’ EQUITY:

a.	Capital stock
The Company’s shares are traded on the Over-The-Counter (“OTC”) Bulletin Board. The quoted price per share, as of September 30, 2006 was US$0.60.

On April 20, 2004 the Company affected a 16.5 to 1 reverse stock split of its Common Stock. All shares and per share amounts have been retroactively restated to reflect the 16.5 to 1 stock split.

Following the reverse split the Company also reduced the authorized capital of its common stock from 1,320,000,000 shares to 100,000,000 shares.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - STOCK HOLDERS’ EQUITY (continued):

On June 8, 2004, the Company's former main stockholder returned 32,284,988 shares of common stock to the treasury for cancellation. Accordingly, an amount of $3,228 was deducted from the "Common stock amount" balance and transferred to the "Additional paid in capital" balance.

On June 21, 2004, a company owned by the Company's sole officer and director at that time, was granted an option by one of the shareholders to purchase 100,000 options at $0.01 per share. The fair value of the options is recognized as compensation expense in the amount of $62,600. The options were exercised on August 17, 2004.

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

NOTE 6 - STOCK HOLDERS’ EQUITY (continued):

On October 31, 2005, the company entered into subscription agreement for the sale of 666,666 units at a purchase price of $0.75 per unit for a total consideration of $500,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every 2 warrants can be exercisable to one Share at a price of $1.00 per Share.
In connection with the subscription agreement the company paid $50,000 cash fee to a third party which assisted in securing the agreement, as well as issued 66,666 warrants to purchase common shares. Every warrant is exercisable for three years and can be exercisable to one Share at a price of $1.50 per Share.
The consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to the warrants estimated by using the Black Scholes option-pricing model is $72,410. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.4%; and expected lives of 3 years.

On December 20, 2005, the company entered into subscription agreement for the sale of 1,333,334 units at a purchase price of $0.75 per unit for a total consideration of $1,000,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every warrant can be exercisable to one Share at a price of $1.20 per Share.
In connection with the subscription agreement the company paid $100,000 cash fee to third parties who assisted in securing the agreement, as well as issued 133,332 warrants to purchase common shares exercisable for three years. 66,666 warrants can be exercisable to 66,666 Share at a price of $1.25 per Share, and 66,666 warrants can be exercisable to 66,666 Share at a price of $1.50 per Share.
The consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $235,527. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 81%; risk-free interest rates of 4.4%; and expected lives of 3 years.

On December 20, 2005, the company entered into subscription agreement for the sale of 222,222 units at a purchase price of $0.90 per unit for a total consideration of $200,000. Each unit comprising one share of the Company's common stock and one common share purchase warrant exercisable for three years. Every 2 warrants can be exercisable to one Share at a price of $1.15 per Share.
The consideration was allocated to the shares and warrants issued based on relative fair value. The value allocated to all warrants estimated by using the Black Scholes option-pricing model is $34,114. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 81%; risk-free interest rates of 4.4%; and expected lives of 3 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - STOCK HOLDERS’ EQUITY (continued):

b.	Summary of the company’s stock options plans

On August 17, 2004, the company’s board of directors adopted the 2004 Employees and Consultants Stock Option Plan (hereafter - the Stock Option Plan). Under the Plan 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company’s board of directors from time to time. Under this Plan, each option is exercisable to purchase one common share of $0.0001 par value of the Company.

The options may be exercised after vesting and only in accordance with the following:
1.	On the first anniversary commencing the grant date - 25% of the options.
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the options shall vest in equal monthly installments.

The maximum term of the option is 10 years.

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

On October 6, 2005, 350,000 options were granted to an employee under the Stock Option Plan. The exercise price has been determined at $0.93 per common share which was equivalent to 90% of the traded market price on the date of grant. Compensation costs calculated in accordance with APB 25 totaled $35,000.
The fair value of the above options on the date of grant estimated by using Black Scholes option-pricing model is $283,262. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 80%; risk-free interest rates of 4.5%; and expected lives of 7.59 years.

On October 20, 2005, 30,000 options were granted to an employee under the Stock Option Plan. The exercise price has been determined at $1.35 per common share which was equivalent to the traded market price on the date of grant.
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

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - STOCK HOLDERS’ EQUITY (continued):

On December 21, 2005, 250,000 options were granted to an employee under the Stock Option Plan. The exercise price has been determined at $1.34 per common share which was equivalent to the traded market price on the date of grant.
The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $269,449. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

On January 12, 2006, 50,000 options were granted to an employee under the Stock Option Plan. The exercise price has been determined at $1.10 per common share which was equivalent to the traded market price on the date of grant.
The fair Value of the above mentioned options on the date of the grant estimated by using the Black Scholes option-pricing model is $44,163. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 85%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

On March 15, 2006, 50,000 options were granted to a director under the Stock Option Plan. The exercise price has been determined at $1.37 per common share which was equivalent to the traded market price on the date of grant.
The fair Value of the above mentioned options on the date of grant estimated by using the Black Scholes option-pricing model is $54,712. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 84%; risk-free interest rates of 4.5%; and expected lives of 7.85 years

On April 17, 2006, 1,400,000 stock options were granted to the new CEO under the Stock Option Plan. The exercise price has been determined at $1.29 per common share which was equivalent to 90% of the average closing price of the common Stock of the company on the 30 days immediately preceding the date of the resolution. Compensation costs calculated in accordance with APB 25 totaled $434,000. The fair Value of the above mentioned options on the date of grant estimated by using the Black Scholes option-pricing model is $1,832,296. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 83%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

On May 4, 2006, 500,000 (100,000 for each of its five board members) options were granted under the Stock Option Plan. The exercise price has been determined at $1.29 per common share which was equivalent to 90% of the average closing price of the common Stock of the company on the 30 days immediately preceding the date of the resolution. Compensation costs calculated in accordance with APB 25 totaled $105,000. The fair Value of the above mentioned options on the date of grant estimated by using the Black Scholes option-pricing model is $605,909. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 82%; risk-free interest rates of 4.5%; and expected lives of 7.85 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - STOCK HOLDERS’ EQUITY (continued):

A summary of the status of the company’s plan as of September 30, 2006 and 2005, and changes during the years ended on those dates, is presented below:

	Year ended September 30
	2006		2005
		Weighted		Weighted
	Number	average	Number	average
		exercise		exercise
		price		price
		$		$
For options granted to
employees:
Options outstanding at
beginning of year	350,000	$1.17	1,450,000	$1.30
Changes during the year:
Granted - at market price	380,000	1.31	300,000	1.15
Granted - at an exercise
price less then market
price	2,250,000	1.23
Exercised	-		-	-
Forfeited	(150,000)	1.20	(1,400,000)	1.30
Expired	-		-	-
Options outstanding at end
of year	2,830,000	1.24	350,000	1.17
Options exercisable at end
of year	82,292		-
Weighted average fair
value of options granted
during the year	$1.19		$0.90

The following table presents summary information concerning the options outstanding as of September 30, 2006:

Options outstanding				Options exercisable
	Number	Weighted	Weighted	Number	Weighted
Range	outstanding	average	average	exercisable	average
of	at	remaining	exercise	at	exercise
exercise	September 30,	contractual	price	September 30,	price
prices	2006	life		2006
$		Years	$		$
0.93 to 1.37	2,830,000	9.36	1.24	82,292	1.15

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - STOCK HOLDERS’ EQUITY (continued):

In June 2005, 50,000 options were granted under the Stock Option Plan to each of three scientific advisors (total - 150,000 options).
The exercise price has been determined at $1.15 per share, which was equivalent to the traded market price on the date of grant. The fair value of the above options is estimated by using Black Scholes option-pricing model as $92,383, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 91%; risk-free interest rates of 4.5%; and expected lives of 7.88 years.

During September 2006 50,000 of these options were forfeited do to the departure of one of the scientific advisor. Expenses in respect of options forfeited due to non- performance is reversed.

The Company recorded stock compensation of $33,440 and $34,590 during the year ended September 2006 and 2005 respectively, related to consulting services.

The company did not grant options to non employees other then to its scientific advisors, as described above.

As to grants of stock options subsequent to September 30, 2006, see note 11.

NOTE 7 - TAXES ON INCOME:

a.	Deferred income taxes:

	September 30,
	2006	2005
In respect of:
Net operating loss carryforward	$431,165	$268,935
Research and development expenses	145,840	-
Start-up costs	142,932	-
Other	6,209	-
Less - Valuation allowance	(726,146)	(268,935)
Net deferred tax assets	-,-	-,-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

b.	Corporate taxation in the U.S.

Taxes on income included in the consolidated statements of operations represent current taxes due to taxable income of the US Company.

The applicable corporate tax rate for the Company is 22%.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - TAXES ON INCOME (continued):

c.	Corporation taxation in Israel

The subsidiary is taxed in accordance with Israeli tax laws. Under the Income Tax (Inflationary Adjustments) Law, 1985, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli consumer price index (“CPI”). The Israeli subsidiary is taxed under this law.

The regular corporate tax rate in Israel for 2006 is 31%. The corporate tax rates for 2007 and thereafter are as follows: 2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter - 25%.

As of September 30, 2006, the subsidiary has an accumulated tax loss carryforward of approximately $1,724,661 (September 30, 2005 approximately - $1,151,579). Under Israeli tax laws, carryforward tax losses are linked to the Israeli CPI. The Israeli loss carryforwards have no expiration date.

d.	Reconciliation of the theoretical tax expense to actual tax expense

The main reconciling items, between the statutory tax rate of the Company and the subsidiary and the effective rate are the non deductible expenses and the non-recognition of tax benefits from carryforward tax losses due to the uncertainty of the realization of such tax benefits (see above).

NOTE 8 - RESEARCH AND DEVELOPMENT COSTS:

	Year ended
	September 30,
	2006	2005

Clinical trials	$390,717	$239,200
Consulting	142,404	127,082
Salaries and related expenses	155,116	91,337
Costs of registered patents	79,982	50,916
Compensation costs in respect of warrants granted to
consultants	33,440	34,590
Other	595	2,803
	$802,254	$545,928

NOTE 9 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	September 30,
	2006	2005

Payroll and related expenses	$567,785	$245,197
Consulting	83,113	-
Travel	99,417	66,993
Professional services	247,132	149,609
Insurance	57,481	56,162
Business development	94,786	100,311
Other	113,356	48,205
	$1,263,070	$666,477

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 - RELATED PARTIES - TRANSACTIONS:

a.
On November 4, 2004, the Subsidiary entered into a consulting agreement with PBD Ltd. (the "Consultant"), a company controlled by a principal shareholder of the Company. Pursuant to the terms of the agreement, the Subsidiary paid the Consultant a total fee of $50,000 for the services provided as detailed in the agreement. Mainly the services include summary of pre-clinical data and collection of historical research data, preparation of clinical trial, oncologist's survey for cancer indication, a survey of complementary technologies, a survey of potential IVIg collaborators and initiation of contacts with potential partners. The amount paid to the Consultant is included in "Research & development costs" for the year ended September 30, 2005.

The Subsidiary also reimbursed the Consultant for out of pocket expenses incurred in connection with performance under the agreement only if it has been approved in writing by the Subsidiary. The expenses of hiring a clinical expert to advise on the specifics of the protocol, for a total cost that will not exceed $8,000, were approved by the Subsidiary.

b.
On March 1, 2005 the Company and its Subsidiary, entered into an agreement appointing a principal shareholder as Vice President of Business Development, in consideration of a salary of $4,000 per month, commencing February 2005 and ended July 2, 2005.

c.
Effective July 2, 2005, a related party served as the CEO of the Subsidiary and as acting CEO of the Company, devoting approximately 70% of her business time to the affairs of the Company and its subsidiary for a monthly salary of $6,475.

d.
On April 15, 2006, the CEO of the subsidiary who also served as the Acting CEO of the company had resigned from its position as the acting CEO of the company, and continued as the CEO of the subsidiary.

e.	Payroll and related expenses in respect of the related party, mentioned above (b,c,d), for the year ended September 30, 2006 and 2005 was $111,610 and $53,330 respectively.

f.
On April 16, 2006, the Company entered into an employment agreement (the "Agreement") with its new CEO pursuant to which the new CEO will serve as CEO of the Company, effective April 15, 2006. The CEO shall receive an annual salary of $200,000 and an annual bonus of up to $200,000 upon achieving certain objectives. Pursuant to a separate agreement between the company and the new CEO, the company agreed to indemnify the new CEO for substantially all liabilities he may incur as a result of his employment by or service to the company.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - SUBSEQUENT EVENTS:

a.
On October 12, 2006 50,000 options were granted under the Stock Option Plan to a new member of the scientific advisory board, an outside party. The exercise price has been determined at $0.65 per share, which was equivalent to the traded market price on the date of grant. As for the vesting period see note 6b above. The fair value of the above options is estimated by using Black Scholes option-pricing model as $27,055, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 91%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

b.
On October 18, 2006 the Company entered into a Strategic Alliance Agreement with UTEK Corporation (“UTEK”), pursuant to which UTEK would assist the Corporation in identifying technology acquisition opportunities. As consideration for the services being provided to the Corporation by UTEK, the Corporation has agreed to issue UTEK an aggregate of 171,432 shares of common stock, par value $0.0001 per share, of the Corporation, which will vest in 12 equal monthly instalments of 14,286 shares.

c.	On November 13, 2006 150,000 options were granted under the Stock Option Plan to each of the Company’s two new board members (total - 300,000 options).
The exercise price has been determined at $0.45 per share, which was equivalent to the traded market price on the date of grant. As for the vesting period see note 6b above. The fair value of the above options on the date of grant was estimated by using Black Scholes option-pricing model as $111,654, and was based on the following assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

d.
On November 20, 2006 the Company issued a convertible promissory note, aggregate principal amount of $350,000, which bears interest at 8% payable on maturity of the note and matures on November 20, 2007. At the discretion of the lender, in the event that the Company raises debt or equity financing during the 12 month period following the issuance of the note, the principal and interest due under the note is convertible on the same terms as such financing.

e.
On December 5, 2006 50,000 options were granted under the Stock Option Plan to a new member of the scientific advisory board, an outside party. The exercise price has been determined at $0.50 per share, which was equivalent to the traded market price on the date of grant. As for the vesting period see note 6b above. The fair value of the above options is estimated by using Black Scholes option-pricing model as $20,779, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 91%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act")) were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

The following persons are our executive officers and directors as of the date hereof:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Patrick Schnegelsberg	Chief Executive Officer of our company	42	April 16, 2006
Vered Caplan	Chief Executive Officer of GammaCan, Ltd.	38	March 1, 2005
Steven Katz	Chairman of the Board of our company	58	November 6, 2006
Albert Passner	Director of our company	68	November 6, 2006
Yair Aloni	Director of our company and GammaCan, Ltd.	56	August 17, 2004
Shmuel Levi	Director of our company and GammaCan, Ltd.	56	August 17, 2004
Josef Neuhaus	Director of our company and GammaCan, Ltd.	43	March 14, 2006
Chaime Orlev	Chief Financial Officer of our company and GammaCan, Ltd.	36	October 6, 2005
Prof. Yehuda Shoenfeld, M.D.	Chief Scientist of GammaCan, Ltd.	57	August 17, 2004

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

Mr. Patrick Schnegelsberg

Mr. Schnegelsberg brings well over a decade of industry experience and expertise to GammaCan. Most recently, he served as Director of Investment Banking for Global Capital Markets Group since April 2005, and prior to that as Director of Investment Banking at Rodman & Renshaw since March 2004. In these posts, he led M&A and private transactions for a host of companies in the life sciences arena. Prior to entering investment banking, Patrick acted as a buy-side analyst and portfolio manager for Mehta Partners, a leading healthcare hedge fund since March 2002. He joined Mehta Partners after having worked for several years in the consulting industry with tenures at Booz Allen Hamilton’s New York healthcare practice and at Boston-based Global Prior Art, where he founded and fostered the growth of the company’s Life Science Practice for intellectual property consulting. The client roster included top tier pharmaceutical and biotechnology companies as well as some of the top US and EU IP law-firms
Patrick graduated from Harvard Medical School and conducted extensive Ph.D. thesis research in the laboratory of Dr. Rudolf Jeanisch at the Whitehead Institute/M.I.T. He published his first peer-reviewed paper as an undergraduate and since then his work has been published in peer reviewed journals including Cell and Nature.

Ms. Vered Caplan

Ms. Caplan is the CEO of GammaCan Ltd. Ms. Caplan is very active entrepreneur in the Israeli life-science arena. She has been involved in the founding and management of more than ten ventures and brings to the company a highly developed network as well as profound business development capabilities. Ms. Caplan holds a B.Sc. in mechanical engineering, a M.Sc. in Bio-medical engineering

Mr. Steven Katz

Mr. Katz is the president of Steven Katz & Associates, Inc., a health care and technology based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing and structuring and securing various forms of financing and has been the president since 1982. From January 2000 to October 2001 Mr. Katz was also President, Chief Operating Officer and a director of Senesco Technologies, Inc., an American Stock Exchange listed company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 Mr. Katz was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. Mr. Katz is presently a member of the Board of Directors of the following publicly-held corporations Biophan Technologies, Inc., Nanoscience Technologies, Inc., NaturalNano, Inc. and USA Technologies, Inc. and the following private companies Expert Real Estate Services, Inc. and MDSERVE, Inc.

Mr. Albert Passner

Mr. Passner has been an independent consultant since 2001. In addition, Mr. Passner has been a member of the board of directors of Nanoscience Technologies, Inc. since 2005 and a member of the board of directors of USA Technologies, Inc. since 2006. From 1969 through 2001 Mr. Passner was a member of the technical staff of Lucent (AT&T) Bell Laboratories. Mr. Katz Passner a Bachelors of Science in Physics from the City College of New York in 1960 and a Masters of Science in Physics from New York University in 1966.

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

Mr. Josef Neuhaus

Mr. Neuhaus brings vast experience as a senior executive in a number of companies. He has been CFO of ATAC (Advanced Technology Acquisition Corp.) since August 2006. From 2004 he is an independent consultant. His engagements have included leading AxisMobile Ltd. (London AIM: “AXIS.L”), a company engaged in consumer mobile mail solutions, to a listing on the London AIM Exchange and the strategic turnaround of a global private company in Israel. 2003 - CEO of RoadEye FLR G.P. and MD of Gintec Active Safety Ltd. both private dealing with collision avoidance systems. 2000 to 2001 CFO of PassCall Advanced Technologies Ltd. a startup dealing with wireless Internet. 1998 to 2000 MD and CFO, ITA (International Tourist Attractions) Ltd. a private company that initiates and builds tourist attractions. From 1995 to 1998, he served as the CFO of ICTS International NV (Nasdaq: "ICTS"). Prior to 1995, Mr. Neuhaus worked as a senior auditor at the Somekh Chaikin (KPMG in Israel). Mr. Neuhaus received both his M.B.A (Executive program, Leon Recanati Graduate School of Business Administration), and B.A., Accounting and Economics at the Tel Aviv University. He is an Israeli CPA.

Mr. Chaime Orlev

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

Audit Committee. The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants. The Board has determined that each of the members of the Audit Committee is an unrelated, outside member with no other affiliation with us and is independent as defined by the rules of the SEC. The Board has determined that Messrs Shmuel Levi and Josef Neuhaus are an “audit committee financial expert” as defined by the SEC. The Audit Committee was formed on January 11, 2005.

Compensation Committee. The Compensation Committee determines matters pertaining to the compensation of certain of our executive officers and administers our stock option, and incentive compensation. The Compensation Committee is comprised of Messrs. Yair Aloni and Shmuel Levi. The Compensation Committee was formed on January 11, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2006, we believe that during fiscal year 2006, other that as set forth below, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Mr. Chaime Orlev’s Form 3 filing following his appointment as Chief Financial Officer on October 6, 2005, was filed delayed on December 5, 2005.

Mr. Patrick Schnegelsberg’s Form 4 filing following the grant of certain stock option to him on April 17, 2006, was filed delayed on May 8, 2006.

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached hereto as exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during the fiscal years ended September 30, 2006, 2005 and 2004 by the Company's Chief Executive Officer and each of the Company’s four other most highly compensated executive officers based on salary and bonus earned during the 2006 fiscal year.

Summary Compensation Table

		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Patrick Schnegelsberg Chief Executive Officer	2006	99,084	Nil	Nil	1,400,000	Nil	Nil
Vered Caplan, (1) Active Chief Executive Officer	2006	96,385	Nil	15,225	Nil	Nil	Nil
Vered Caplan, (1) Active Chief Executive Officer	2005	49,538	Nil	3,792	Nil	Nil	Nil
Dr. Dan J. Gelvan, (2) Former Chief Executive Officer	2005	102,283	Nil	12,594	Nil	Nil	Nil
Dr. Dan J. Gelvan, (2) Former Chief Executive Officer	2004	14,620	Nil	2,290	1,400,000	Nil	Nil

(1) Ms. Caplan resigned from her position as Acting Chief Executive Officer on April 15, 2006
(2) Dr. Dan J. Gelvan resigned for his position as our Chief Executive Officer on June 2, 2005 and his options were forfeited.

Option Grants during 2005 Fiscal Year

The following table provides information related to options granted to certain directors and employees (none of which was a named executive officer) by GammaCan International during the 2005 fiscal year. There were no option grants to named executive officers in the 2005 fiscal year. The Company does not have any stock appreciation rights..

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Shmuel Levi	50,000	11.1	1.15	June 21, 2015
Yair Aloni	50,000	11.1	1.15	June 21, 2015
Jean-Pierre Elisha Martinez	50,000	11.1	1.15	June 21, 2015
Lior Soussan-Gutman	50,000	11.1	1.15	June 21, 2015
Adi Avidar *	100,000	22.3	1.15	June 21, 2015
David Sidransky	50,000	11.1	1.15	June 21, 2015
Yosef Yarden	50,000	11.1	1.15	June 21, 2015
Dan Shochat**	50,000	11.1	1.15	June 21, 2015

* - the options were forfeited on October 27, 2005 due to employee resignation.
** - the options were forfeited on September 19, 2006 due to employee resignation

Option Grants during 2006 Fiscal Year

The following table provides information related to options granted to certain directors and employees (of which only Mr. Schnegelsberg is a named executive officer) by GammaCan International during the 2006 fiscal year. Except with respect to Mr. Schnegelsberg, there were no option grants to named executive officers in the 2006 fiscal year. The Company does not have any stock appreciation rights.

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Chaime Orlev	350,000	13.3	0.93	October 6, 2015
Liat Ben David	30,000	1.1	1.35	October 20, 2015
Jacob Nusbacher	250,000	9.5	1.34	December 20, 2015
Yaron Cherny	50,000	1.9	1.10	January 12, 2016
Josef Neuhaus	50,000	1.9	1.37	March 15, 2016
Patrick Schnegelsberg	1,400,000	53.3	1.29	April 17, 2016
Shmuel Levi	100,000	3.8	1.29	May 4, 2016
Yair Aloni	100,000	3.8	1.29	May 4, 2016
Jean-Pierre Elisha Martinez	100,000	3.8	1.29	May 4, 2016
Lior Soussan-Gutman	100,000	3.8	1.29	May 4, 2016
Josef Neuhaus	100,000	3.8	1.29	May 4, 2016

Aggregated Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

There have been no option exercises during fiscal year 2006.

EMPLOYMENT AGREEMENTS

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

On March 1, 2005, GammaCan International, Inc. and its subsidiary, GammaCan, Ltd., entered into an agreement appointing Vered Caplan as Vice President of Business Development. Ms. Caplan, who provided at least 20 hours of service per week, had received a salary of $4,000 per month.

On June 6, 2005, the Company and GammaCan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of GammaCan, Ltd. and the Company. Vered Caplan new monthly salary shall be $6,475 per month.

On April 15, 2006 Ms. Caplan has resigned as Acting Chief Financial Officer of the Company, effective April 15, 2006.

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

On April 16, 2006, the Company agreed to amend the employment agreement of Mr. Orlev effective April 1, 2006. The amendment to the employment agreement provides for an increase in monthly compensation to $6,500 per month.

On May 2, 2006 the company amended the vesting of the period of the options granted to Mr. Orlev such that 25% of the options shall vest the first anniversary commencing the grant date and the remaining 75% of the options shall vest in 36 equal monthly installments thereafter.

On April 16, 2006,the Company entered into an employment agreement with Patrick Schnegelsberg pursuant to which Mr. Schnegelsberg will serve as Chief Executive Officer of the Corporation, effective April 15, 2006. Mr. Schnegelsberg shall receive a salary of $200,000 and an annual bonus of up to $200,000 upon achieving certain objectives. Pursuant to a separate agreement between the Corporation and Mr. Schnegelsberg, the Corporation agreed to indemnify Mr. Schnegelsberg for substantially all liabilities he may incur as a result of his employment by or service to the Corporation. Mr. Schnegelsberg will be granted up to 1,400,000 stock options of the Corporation, pursuant to the Corporation's 2004 Stock Option Plan, adopted by the Board on August 17, 2004. Options are exercisable at an exercise price of $1.29 per share. 350,000 of the Options shall vest on the first anniversary from their date of grant, and the remaining Options shall vest in 36 equal monthly installments thereafter.

In addition to the compensation to be provided in accordance with their respective employment agreements, we have adopted a a bonus plan, pursuant to which our executive officers would be able to obtain additional cash compensation upon the achievement of certain milestones. If we achieve the following goals by December 31, 2006, our executive officers will receive the additional compensation set forth below:

1.	we have received an aggregate of $3,000,000 in equity investments by unrelated third parties, who are not currently our shareholders,
2.	we have executed an agreement for a sufficient supply of Intra-Venous Immunoglobulin in order to conduct a clinical trial regarding melanoma, and
3.	we have submitted a completed Investigational New Drug application to the US Food and Drug Administration, in connection with clinical trails of VitiGam.

If such foregoing milestones are met, Patrick Schnegelsberg will receive $100,000, Vered Caplan will receive up to six month of salary and Chaime Orlev will receive up to four months salary.

We have also set the following goals to be achieved by December 31, 2007 in order for the eligibility to obtain additional bonuses in an amount to be determined by our board:

1.	we have received an aggregate of $10,000,000 in equity investments by unrelated third parties, who are not currently our shareholders,
2.	we have begun phase 2 of our clinical trials of VitiGam, and
3.	we have closed a merger or acquisition with another entity that has technology which is complementary to our.

DIRECTOR COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2004. Effective as of January 11, 2005 and until October 1, 2006, members of the Board of Directors are being paid a fee of $500 for each Board meeting attended. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Effective October 1, 2006 each outside director shall be entitled to receive as remuneration for his or her service as a member of the Board of Directors a sum equal to US$ 8,000 per annum, to be paid quarterly and shortly after the close of each quarter. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

On August 17, 2004, we granted options to Dr. Dan J. Gelvan under the 2004 Employees and Consultants Stock Option Plan to allow Dr. Gelvan to purchase up to 1,400,000 common shares of our company at an exercise price of $1.30 per share. On the same date, we also granted options to Ms. Tovi Ben Zeev under the 2004 Employees and Consultants Stock Option Plan to allow Ms. Ben Zeev to purchase up to 50,000 common shares of our company at an exercise price of $1.30 per share. The options granted to Dr. Gelvan and Ms. Ben Zeev are exercisable until August 17, 2014. The options granted to Dr. Gelvan and Ms. Ben Zeev were forfeited during June and October 2005 due to their resignation.

On June, 2005 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.15 per share, to each of the following Shmuel Levi, Yair Aloni, Jean-Pierre Elisha Martinez and Lior Soussan-Gutman.

On June 2005 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.15 per share to an employee. These options were forfeited during 2005 due to the employee resignation.

On June 2005 we granted options to purchase up to 50,000 common shares of our company at n exercise price of $1.15 per share to three members of our Scientific Advisory Board.

On October 6, 2005 we granted options to purchase up to 350,000 common shares of our company at an exercise price of $0.93 to Chaime Orlev.

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

On March 15, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $1.37 to Josef Neuhaus.

On April 17, 2006 we granted options to purchase up to 1,400,000 common shares of our company at an exercise price of $1.29 to Patrick Schnegelsberg.

On May 4, 2006 we granted options to purchase up to 100,000 common shares of our company at an exercise price of $1.29 to each of the following Shmuel Levi, Yair Aloni, Jean-Pierre Elisha Martinez, Lior Soussan-Gutman and Josef Neuhaus.

On October 3, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $0.65 to a new member of our Scientific Advisory Board.

On November 7, 2006 we granted options to purchase up to 150,000 common shares of our company at an exercise price of $0.45 to each of Steven Katz and Albert Passner.

On December 5, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $0.50 to a new member of our Scientific Advisory Board.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Yair Aloni Director of our company 12A Shabazy St. Tel Aviv, Israel	(2)306,047 common shares	1.07%
Yehuda Shoenfeld Chief Scientist of GammaCan, Ltd. 26 Sapir St. Ramat Gen Israel	699,996 common shares	2.45%
Zeev Bronfeld 6 Uri St. Tel Aviv, Israel	3,900,006 common shares	13.62%
Vered Caplan Chief Executive Officer of GammaCan, Ltd. 69 Deganya St. Pardes Hanna Karkur, Israel	3,900,006 common shares	13.62%
Shmuel Levi Director of the company 14 Hanita St. Naharia, Isreal	(3)26,042 common shares	0.09%
Chaime Orlev Chief Financial Officer of the Coampny and GammaCan, Ltd. 10 Hameyasdim St. Kiryat-Ono, Israel	(3)116,667 common shares	0.41%
Vantech Securities Ltd. 1305 1090 West Georgia St. Vancouver, B.C. V6E 3V7 Canada	1,650,000 common shares	5.76%
Directors and Executive Officers as a Group	(4)5,048,757 common shares	17.53%

 (1) Based on 28,625,164 shares of common stock issued and outstanding as of December 18, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) Includes 280,005 common shares and 26,042 shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days.
(3) Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days.
(4) Including 168,750 Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days.

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

On November 4, 2004, GammaCan Ltd. entered into a consulting agreement with PBD Ltd., a company controlled by Vered Caplan, a principal shareholder of GammaCan International, Inc. Pursuant to the terms of the agreement, GammaCan Ltd. will pay PBD a total fee of $50,000 for the services provided as detailed in the agreement. The services include:

•	Summary of pre-clinical data and collection of historical research data.
•	Preparation of clinical trial.
•	Oncologists survey for cancer indication.
•	Survey of complementary technologies
•	Survey of potential IgG collaborators
•	Initiation of contacts with potential partners.

On March 1, 2005, GammaCan International, Inc. and its subsidiary, GammaCan, Ltd., entered into an agreement appointing Vered Caplan as Vice President of Business Development. Ms. Caplan, who provided at least 20 hours of service per week, had received a salary of $4,000 per month.

On June 6, 2005, the Company and GammaCan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of GammaCan, Ltd. and the Company. Vered Caplan new monthly salary shall be $6,475.

On April 15, 2006, Vered Caplan resigned from her position as the acting CEO of the company, and continue to serve as the CEO of the subsidiary without change in her compensation.

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
Stock Purchase Warrant in the name of Bank Sal. Oppenheim jr. & Cie. (Switzerland) Ltd. dated October 31, 2005, incorporated by reference from Form 8-K, dated as of November 3, 2005
10.1	Sale of Intellectual Property Agreement dated June 11, 2004 between GammaCan, Ltd. and ARP Biomed, Ltd., incorporated by reference from the Company’s Form 8-K, dated as of June 21, 2004
10.2	Employment Agreement dated August 17, 2004 between GammaCan Ltd. and Dr. Dan J. Gelvan, incorporated by reference from Form 8-K, dated as of August 17, 2004.
10.3	Addendum to Employment Agreement between GammaCan, Ltd. and Dr. Dan J. Gelvan, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
10.4	Indemnity Agreement between GammaCan International, Inc. and Dr. Dan J. Gelvan, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
10.5	Employment Agreement dated August 17, 2004 between GammaCan Ltd. and Ms. Tovi Ben Zeev, incorporated by reference from Form 8-K, dated as of August 17, 2004
10.6	Addendum to Employment Agreement between GammaCan, Ltd. and Tovi Ben-Zeev, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004
10.7	Indemnity Agreement between GammaCan International, Inc. and Tovi Ben-Zeev, dated as of October 12, 2004, incorporated by reference from Form 8-K dated as of October 12, 2004.
10.8	Services Agreement dated August 17, 2004 between GammaCan, Ltd. and Prof. Yehuda Shoenfeld, M.D., incorporated by reference from Form 8-K, dated as of August 17, 2004
10.9	Consulting agreement between GammaCan Ltd. and PBD Ltd., dated as of November 4, 2004, incorporated by reference to Form 8-K dated as of November 4, 2004
10.10	Employment Agreement between GammaCan, Ltd. and Vered Caplan, dated as of June 21, 2005, incorporated by reference to Form 8-K dated as of June 27, 2005
10.11	Indemnity Agreement between GammaCan International, Inc. and Vered Caplan, dated as of June 27, 2005.
10.12	Employment Agreement between GammaCan, Ltd. and Chaime Orlev, dated as of September 6, 2005, incorporated by reference to Form 8-K dated as of September 12, 2005
10.13	Indemnity Agreement between GammaCan International, Inc. and Chaime Orlev, dated as of September 12, 2005.
10.14	Indemnity Agreement between GammaCan International, Inc. and Josef Neuhaus, dated as of March 15, 2006, incorporated by reference to Form 8-K dated as of March 20, 2006

10.15	Employment Agreement between GammaCan, Ltd. and Patrick Schnegelsberg, dated as of April 16, 2006, incorporated by reference to Form 8-K dated as of April 19, 2006
10.16	Indemnity Agreement between GammaCan International, Inc. and Patrick Schnegelsberg, dated as of April 17, 2006, incorporated by reference to Form 8-K dated as of April 19, 2006
10.17	Form of Addendum to Indemnity Agreement, incorporated by reference to Form 8-K dated as of April 26, 2006
10.18	Indemnity Agreement between GammaCan International, Inc. and Steven Katz, dated as of November 13, 2006, incorporated by reference to Form 8-K dated as of November 13, 2006
10.19	Indemnity Agreement between GammaCan International, Inc. and Albert Passner, dated as of November 13, 2006, incorporated by reference to Form 8-K dated as of November 13, 2006

14	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended September 30, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $74,000, and $56,000, respectively.
Audit Related Fees. We incurred no fees for audit related fees during the fiscal year ended September 30, 2006 and 2005.

Tax Fees. We incurred fees to auditors of $5,000 and $4,000 respectively for tax compliance, tax advice or tax planing services during the fiscal year ended September 30, 2006 and 2005.

All other fees. We did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2006 and 2005.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMACAN INTERNATIONAL, INC.

/s/ PATRICK SCHNEGELSBERG
Patrick Schnegelsberg,
Chief Executive Officer
(principal executive officer)

/s/ CHAIME ORLEV
Chaime Orlev,
Chief Financial Officer
(principal accounting officer)

Date: December 20, 2006
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on December 20, 2006.

/s/ STEVE KATZ
Steve Katz,
Chairmen of the Board

/s/ ALBERT PASSNER
Albert Passner,
Director

/s/ YAIR ALONI
Yair Aloni,
Director

/s/ SHMUEL LEVI
Shmuel Levi,
Director

/s/ JOSEF NEUHAUS
Josef Neuhaus,
Director