Form 10QSB
period 2006-12-31
GAMMACAN INTERNATIONAL INC
filed 2007-02-09
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

+ 972 3 7382616
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 28,625,164 shares issued and outstanding as of February 5, 2007.

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

ITEM 1. - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-13

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(US $, except share data)

	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$516,545	$538,738
Prepaid expenses	33,750	-
Other	8,010	12,494
T o t a l current assets	558,305	551,232

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	26,735	21,071
LONG TERM DEPOSITS	18,791	22,270
PROPERTY AND EQUIPMENT, NET	23,748	25,247
T o t a l assets	$627,579	$619,820

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$383,956	$279,857
Convertible promissory note	353,145	-
Payroll and related accruals	57,637	49,242
T o t a l current liabilities	794,738	329,099

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	38,339	31,531

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY):
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares;
28,496,590 and 28,453,732 shares issued and
outstanding as of December 31, 2006 and September 30, 2006, respectively)	2,849	2,845
Additional paid-in capital	3,515,007	3,172,284
Warrants	861,474	861,474
Deficit accumulated during the development stage	(4,584,828)	(3,777,413)
T o t a l stockholders' equity (capital deficiency)	(205,498)	259,190
T o t a l liabilities and stockholders’ equity	$627,579	$619,820

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US $, except share data)

			Period from
			October 6, 1998*
	Three months ended		through
	December 31		December 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)

RESEARCH AND DEVELOPMENT COSTS	$167,972	$225,161	$1,683,146
GENERAL AND ADMINISTRATIVE EXPENSES	632,866	212,775	2,921,577
OPERATING LOSS	800,838	437,936	4,604,723
FINANCIAL INCOME	(4,827)	(8,058)	(69,660)
FINANCIAL EXPENSES	7,048	3,036	29,162
LOSS BEFORE TAXES ON INCOME	803,059	432,914	4,564,225
TAXES ON INCOME	4,356	-	32,978
LOSS FROM OPERATIONS OF THE COMPANY AND ITS CONSOLIDATED SUBSIDIARY	807,415	432,914	4,597,203
MINORITY INTERESTS IN LOSSES OF A SUBSIDIARY	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(807,415)	$(432,914)	$(4,584,828)
BASIC AND DILUTED LOSS PER
COMMON SHARES	$(0.028)	$(0.016)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON SHARE	28,475,161	26,847,065

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY)
(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Number of	Stock		paid-in	development
	Shares	Amount	Warrants	capital	stage	Total
Changes during the period from
October 6, 1998 (date of incorporation)
to September 30, 2004 (audited)
Common stock and warrants
issued for cash	57,506,498	$5,750	$139,494	$782,141	$-	$927,385
Contributed capital				7,025		7,025
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Gain on issuance of subsidiary
Stock to third party				86,625		86,625
Stock based compensation				62,600		62,600
Net loss					(514,086)	(514,086)
Balance at September 30, 2004 (audited)	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004, net of issuance costs	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005, net of issuance costs	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	577,028
Common stock and warrants
issued for cash on October 31,
2005, net of issuance costs	666,666	67	72,410	365,670		438,147
Common stock and warrants
issued for cash on December 20,
2005, net of issuance costs	1,555,556	156	269,641	804,998		1,074,795
Employees and consultants stock based compensation expenses				234,015		234,015
Net loss					(2,064,795)	(2,064,795)
Balance at September 30, 2006 (audited)	28,453,732	2,845	861,474	3,172,284	(3,777,413)	259,190
Common stock issued for services	*42,858	4		29,996		30,000
Employees and consultants stock based compensation expenses				312,727		312,727
Net loss					(807,415)	(807,415)
Balance at December 31, 2006 (unaudited)	28,496,590	$2,849	$861,474	$3,515,007	$(4,584,828)	$(205,498)

*
The Company issued a total of 171,432 shares. Shares presented in the statement above represent issued shares in respect of services received in the three months ended December 31, 2006 (see also Note 4(b)).

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

			Period from
			October 6,
	Three months ended		1998* to
	December 31,		December 31,
	2006	2005	2006
	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(807,415)	$(432,914)	$(4,584,828)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	2,075	843	8,967
Common stock issued for services	30,000	-	33,000
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Employees and consultants stock based compensation expenses	312,727	34,190	606,876
Increase in liability for employee rights upon retirement	6,808	(2,709)	38,339
Changes in operating assets and liabilities:
Increase in prepaid expenses	(33,750)	(39,405)	(33,750)
Decrease (increase) in other current assets	7,755	(3,829)	(8,010)
Increase in current liabilities	115,639	173,070	443,738
Net cash used in operating activities	(366,161)	(270,754)	(3,408,043)

CASH FLOWS FROM INVESTING ACTIVITIES -
Decrease (increase) in long term deposits	208	(1,637)	(18,791)
Funds in respect of employee rights upon retirement	(5,664)	644	(26,735)
Purchase of property and equipment	(576)	(384)	(32,715)
Net cash used in investing activities	(6,032)	(1,377)	(78,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible promissory note	350,000		350,000
Issuance of common stock and warrants net of issuance costs		1,550,000	3,652,829
Net cash provided by financing activities	350,000	1,550,000	4,002,829
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,193)	1,277,869	516,545
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	538,738	713,342
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$516,545	$1,991,211	$516,545

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through December 31, 2006 of $4,584,828, as well as negative cash flow from operating activities. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following January 1, 2007. These factors raise substantial doubt about the company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management is confident that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

These financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.
.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 30, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2006.

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

Basic and diluted net losses per common share are presented in accordance with FAS No. 128 “Earning per share” (“FAS128”), for all periods presented. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of common stocks options and warrants excluded from the calculations of diluted net loss was 6,317,775 for the three months ended December 31, 2006 (3,967,775 for the three months ended December 31, 2005).

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Stock based compensation

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

The options may be exercised after vesting and only in accordance with the following:
1.	On the first anniversary commencing the grant date - 25% of the options.
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments.

The maximum term of the option is 10 years.

A summary of the status of the company’s plan as of December 31, 2006, and changes during the three months period ending on this date, is presented below:

	Three months ended
	December 31, 2006
		Weighted average
	Number	exercise price
		$
For options granted to employees:
Options outstanding at beginning of the period	2,830,000	$1.24
Changes during the period:
Granted - at market price	300,000	0.45
Granted - at an exercise price less then
market price	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at end of the period	3,130,000	1.16
Options exercisable at end of the period	282,708
Weighted average fair value of options granted
during the period	$0.37

The following table presents summary information concerning the options outstanding as of December 31, 2006:

Options outstanding				Options exercisable
	Number	Weighted	Weighted	Number	Weighted
Range	outstanding	average	average	exercisable	average
of	at	remaining	exercise	at	exercise
exercise	December 31,	contractual	price	December 31,	price
prices	2006	life		2006
$		Years	$		$
0.45 to 0.93	300,000	9.85	0.45	-	-
0.93 to 1.37	2,830,000	9.10	1.24	282,708	1.12

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Unrecognized compensation as determined under FAS 123R as of December 31, 2006 totaled $1,924,230, to be depreciated over the next 39 months.

Until September 30, 2006 the Company accounted for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with FAS 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), the Company disclosed pro forma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in FAS 123.

On October 1, 2006 the Company adopted the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which is October 1, 2006 for the Company.

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

The Company applied the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement is not restated.

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

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee:

Three months ended December 31,
2005
Net loss as reported	$(432,914)
Deduct: Stock based employee compensation expense
included in net loss as reported	4,365
Add: pro forma stock based employee compensation
expense determined under fair value
method for all awards, net of related tax effects	(62,726)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture
of awards granted to employees	79,676
Pro forma net loss	$(411,599)
Net loss per common shares:
Basic and diluted loss per share - as reported	$(0.016)
Basic and diluted loss per share - pro forma	$(0.015)

h.	Recently issued accounting pronouncements

1.
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

2.
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

3.
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

i.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.
.
NOTE 2 - LONG TERM DEPOSITS:

Amount represents deposits in respect of lease agreements for the company’s office facilities and vehicles used by its employees.

NOTE 3 - CONVERTIBLE PROMISSORY NOTE:

On November 20, 2006 the Company issued a convertible promissory note, in a principal amount of $350,000, which bears interest at 8% payable on maturity of the note and matures on November 20, 2007. At the discretion of the lender, in the event that the Company raises debt or equity financing during the 12 month period following the issuance of the note, the principal and interest due under the note is convertible on the same terms as such financing.

The option to convert the amount into equity is measured by its fair value. The fair value allocated to the option estimated by using the Black Scholes option-pricing model is $109,705. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates of 5.2%; and expected lives of 0.7 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - STOCK TRANSACTIONS:

Following are transactions that took place during the quarter ending December 30, 2006:

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
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments

The fair value of the above options is estimated by using Black Scholes option-pricing model as $15,553, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 91%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

b.
On October 18, 2006 the Company entered into a Strategic Alliance Agreement with UTEK Corporation (“UTEK”), pursuant to which UTEK would assist the Company in identifying technology acquisition opportunities. Per the agreement in consideration for the services being provided to the Company by UTEK, the Company shall pay $120,000 in the form of 171,432 unregistered shares of common stock. The Company had the option of paying UTEK $10,000 per month. The Company has agreed to issue UTEK an aggregate of 171,432 shares of common stock, par value $0.0001 per share, of the Company, which will vest in 12 equal monthly instalments of 14,286 shares. If the agreement is terminated any unvested shares will be returned to the Company.

The shares presented in the statement of changes in shareholders equity represent issued shares in respect of service received up to December 31,2006, since the rest of the shares are not considered issued for accounting purposes.

c.	On November 13, 2006 150,000 options were granted under the Stock Option Plan to each of the Company’s two board members who joined the board on November 6, 2006 (total - 300,000 options).
The exercise price has been determined at $0.45 per share, which was equivalent to the traded market price on the date of grant.
The options may be exercised after vesting and only in accordance with the following:
1.	On the first anniversary commencing the grant date - 25% of the options.
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments

The fair value of the above options on the date of grant was estimated by using Black Scholes option-pricing model as $111,859, and was based on the following assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - STOCK TRANSACTIONS (continued):

d.
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
2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments

The fair value of the above options is estimated by using Black Scholes option-pricing model as $16,138, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 90%; risk-free interest rates of 4.65%; and expected lives of 7.88 year

NOTE 5 -SUBSEQUENT EVENT:

1.
On January 30, 2007, Gammacan, Ltd., a subsidiary of the Company (the "Subsidiary") entered into a Master Services Agreement with BioSolutions Services, LLC (“BioSolutions”), pursuant to which the subsidiary will from time-to-time engage BioSolutions for various projects to assist the Corporation with the commercialization of its anti-cancer immunotherapy to treat metastatic cancer. The services to be performed under the Master Services Agreement will be specified in separate work orders, which will set forth the scope of the work, schedule and costs.

Work order 1 relates to regulatory consulting services to be provided by Biosolutions in connection with the application for an IND with the US FDA for VitiGam. As compensation for the services the Subsidiary will pay BioSolutions a cash fee between $170,000 to $290,000 based on several factors, and the Company will issue to BioSolutions a warrant to purchase 434,783 shares of its common stock at a purchase price of the lower of $0.48 per share or the average trading price of the preceding 30 days from the date of grant. The warrant shall be vested as follows: 1) 33% upon signature of a definitive agreement with a manufacturer, 2) 33% upon IND filing and 3) 34% when IND has been approved by the FDA.

2.
On February 1, 2007 the Subsidiary entered into a Cooperation and Project Funding Agreement with Cooperation and Project Funding (the “BIRD Foundation”) and Life Therapeutics (“Life”), pursuant to which the BIRD Foundation will provide the Subsidiary and Life with funding of the lesser of $1,000,000 or 50% of expenditures on the development of an anti-cancer immunotherapy to treatment for metastatic cancer. The funding will be repaid to the BIRD Foundation if the development work goes beyond a Phase 2 clinical trial.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

As used in this current report, the terms "we", "us", "our", "the Company" and "GammaCan" mean GammaCan International, Inc. and our subsidiary, GammaCan, Ltd., unless otherwise indicated.

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

Plan of Operation

Short Term Business Plan

Our initial focus over the next several years is to demonstrate efficacy of Immunoglobulin G (“IgG”) cancer immunotherapy in human clinical trials. Efficacy is the ability of a drug or other treatment to produce the desired result when taken by its intended users. If ultimately proven to be successful, and there can be no assurance that it will be, we could be well-positioned to enter a licensing agreement with a major pharmaceutical partner for commercial market development and sales.

IgG immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase 1 clinical studies (toxicity trials) are primarily conducted to establish the safety and determine the maximally tolerated dose (MTD). Phase 2 studies are designed to determine preliminary efficacy and establish dosing. Phase 3 studies are conducted to optimize therapeutic efficacy in a statistically significant manner at the levels of optimal dose, method of delivery into the body or route, and schedule of administration. Once clinical trials are completed successfully, products may receive regulatory approval.

Since July 2005, we have been conducting a Phase 2 clinical trial in humans to demonstrate clinical efficacy of IgG immunotherapy in three major cancers: colon, prostate and melanoma. To date, 32 patients have been enrolled, out of which 27 have actually received the IgG treatment. This phase 2 clinical trial is being conducted at three medical centers in Israel and results will likely be available during 2007. The trial is due to be completed during 2007. We may continue to monitor patients for a number of years after the trial in order to collect additional evidence of efficacy and potential benefits or adverse effects of the IgG treatment. If successful or promising, and at this preliminary stage there is no assurance they will be, results of these clinical trials may be used to enter into discussions with a major pharmaceutical partner and plasma based product manufacturers to work with us to potentially commercialize this IgG product. This commercialization will include the need to conduct Phase 3 clinical trials in accordance with local regulatory requirements. Such trials may be long-term trials and may require substantial financial resources that we do not presently possess.

We are also in the process of applying for an Investigational New Drug Application (“IND”) with the US FDA for VitiGam, GammaCan’s second generation IgG product and first-in-class anti-cancer immunotherapy. We expect that VitiGam will enter the clinic under a US IND with in the next 12 months. VitiGam is designed to target metastatic melanoma patients with stage III and IV melanoma.

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

Long Term Business Strategy

As noted previously, if our IgG base cancer immunotherapies show significant promise through clinical trials, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the commercialization and marketing of cancer drugs and or other infused therapeutic proteins. It is envisioned that the partner, or partners, would be responsible or substantially support late stage clinical trials (Phase 3) to ensure regulatory approvals and registrations in the appropriate territories in a timely manner. It is further envisioned that the partner, or partners, would be responsible for sales and marketing of our IgG immunotherapies in certain agreed upon territories. Such planned strategic partnership, or partnerships, could provide a marketing and sales infrastructure for our products as well as financial and operational support for global trials and other regulatory requirements concerning future clinical development in the US and elsewhere. Our future strategic partner, or partners, could also provide capital and expertise that would enable the partnership to develop new formulations of IgG cancer immunotherapy suitable for patients at different stages of disease progression as well as IgG derivatives. Under certain circumstances, the Company may decide to develop any of its IgG based cancer immunotherapies on its own, either world wide or in select territories.

Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct pre-clinical research to further deepen our understanding of the biology of our IgG products in cancer, develop alternative delivery systems, to determine the optimal dosage for different patient groups, to investigate alternative sources of immunoglobulin other than human plasma, to develop novel IgG based therapies and to develop successor products to our current products. For example, we plan to conduct research to isolate the fraction of IgG, which is responsible for its anti-metastatic effects and to develop a potential synthetic version of IgG. These formulations will be suitable for:

•	Low-dose, preventative therapy for disease-free, high-risk individuals,
•	Strong dose for use in conjunction with surgery and other cancer treatments, and
•	Maintenance dose for use to prevent recurrence of cancer growth.
•	Others

Our plan is to patent any successful inventions resulting from our future research activities and to exploit any other means that may exist to protect our future IgG anti-cancer therapies in the commercial markets. For example, we may seek Orphan Drug Status for future IgG anti-cancer therapies for certain indications in certain markets.

Other Strategic Plans

In addition to developing our own IgG based anti-cancer therapies drug portfolio, we are considering in-licensing and other means of obtaining additional lead molecules of technologies to complement and/or expand our current product portfolio. The goal of this is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Critical accounting policies and estimates

Management's discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on various factors, including historical experience that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Going concern assumption
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through December 31, 2006 of $4,584,828, as well as negative cash flow from operating activities. Presently, the company does not have sufficient cash resources to meet its requirements in the twelve months following January 1, 2007. These factors raise substantial doubt about the company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management is confident that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financings as may be required and ultimately to attain profitability.

Valuation of options and warrants
The Company granted options to purchase common shares of our company to employees and consultants and issued warrants in connection with fund raising.

Until September 30, 2006 the Company accounted for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with FAS 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), the Company disclosed pro forma data assuming the Company had accounted for employee stock option grants using the fair value-based method defined in FAS 123.

On October 1, 2006 the Company adopted the revised Statement of Financial Accounting Standards ("FAS") No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which is October 1, 2006 for the Company.

FASB 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

The Company applied the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement is not restated.

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

Regarding the Israeli subsidiary, paragraph 9(f) of FAS 109,"Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences were not reflected in the computation of deferred tax assets and liabilities.

Results of Operations
Three months ended December 31, 2006 and 2005

The following table summarizes certain statement of operations data for the company for the three months period ended December 31, 2006 and 2005 (in US$):

	Three months ended December 31,
	2006	2005
Research and development costs	$167,972	$225,161
General and administrative expenses	637,222	212,775
Financial expenses (income), net	2,221	(5,022)
Net loss for the period	$(807,415)	$(432,914)

Research and development costs.
Research and development expenses are the costs incurred in the process of our pre-clinical and our clinical trials. Clinical trial and pre-clinical expenses include regulatory consultants and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to medical centers for patient recruitment and treatment.

During the three months ended December 31, 2006 and December 31, 2005 the research and development expenses included, among others, the clinical trial and pre-clinical trial expenses, the consultants compensation, costs related to the registered patents as well as salaries and related expenses.

During the three months ended December 31, 2006 the research and development expenses totaled $167,972, compared to $225,161 during the three months ended December 31, 2005. The decrease in cost is attributable to the final stages of the Phase 2 clinical trial we are currently conducting.

General and administrative expenses
The general and administrative expense includes the salaries and related expenses of the company's management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the three months ending December 31, 2006 the General and administrative expenses totaled $637,222 compared to $212,775 for the three months ended December 31, 2005. Costs incurred related to general and administrative activities in the three months ended December 31, 2006 reflect an increase in the number of employees as compared to the three months period ending December 31, 2005. During the three months ended December 31, 2006 the company incurred $348,751 of costs due to the implementation of FAS 123R related to stock options granted to employees, $329,542 of these costs were classified to the General and administrative expenses. The company did not incur similar costs in the three months ended December 31, 2005.

Financial income/expense, net
During the three months ending December 31, 2006 and December 31, 2005, the company generated interest income on available cash and cash equivalents balance and incurred interest expenses related to its issued convertible promissory note.

Liquidity and Capital Recourses
Financing activities

Through December 31, 2006, the Company has incurred losses in an aggregate amount of $4,584,828. We have financed our operation from private placement of common stock and loans received. Through December 31, 2006 we raised a total of $3,652,829, net of transaction cost, through private placements and received a total of $350,000 in loans and we anticipate that additional financing will be through similar sources. Our financing activates for the three months period ending December 31, 2006 include the following:

On November 20, 2006 the Company issued a convertible promissory note, aggregate principal amount of $350,000, which bears interest at 8% payable on maturity of the note and matures on November 20, 2007.

Employee's stock options plan

On October 12, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $0.65 to a new member of our Scientific Advisory Board.

On November 13, 2006 we granted options to purchase up to 150,000 common shares of our company at an exercise price of $0.45 to each of Steven Katz and Albert Passner, its two new Board members. Total options granted to purchase 300,000 common shares were granted.

On December 5, 2006 we granted options to purchase up to 50,000 common shares of our company at an exercise price of $0.50 to a new member of our Scientific Advisory Board.

Planned Expenditures
The estimated expenses referenced herein are in accordance with our business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	4,045,000
General & Administrative Expenses	2,078,000
Finance income, net	(49,000)
Total	6,074,000

As previously indicated we are in the process of applying for an IND with the US FDA for VitiGam, GammaCan’s second generation IgG based product and first-in-class anti-cancer immunotherapy. VitiGam is slated to enter the clinic trial phase pursuant to a US IND. VitiGam is designed to target metastatic melanoma patients with stage III and IV melanoma. Our ability to proceed with the IND application as well as the commencement of the required clinical trial is dependent on several major factors one of which is the ability to attract sufficient financing on acceptable terms.

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

On June 6, 2005, the Company and GammaCan, Ltd. appointed Vered Caplan as acting Chief Executive Officer of both companies, effective July 2, 2005. Vered Caplan will devote approximately 70% of her business time to the affairs of GammaCan, Ltd. and the Company. Vered Caplan shall receive a salary of $6,475 per month. On April 15, 2006 Vered Caplan has resigned form her position as the acting Chief Executive Officer of the company. Vered Caplan will remain as the Chief Executive Officer of GammaCan, Ltd.

On April 16, 2006, the Company entered into an employment agreement (the "Agreement") with Patrick Schnegelsberg pursuant to which Mr. Schnegelsberg will serve as Chief Executive Officer of the Company, effective April 15, 2006. Mr. Schnegelsberg shall receive a salary of $200,000 and an annual bonus of up to $200,000 upon achieving certain objectives. Pursuant to a separate agreement between the Company and Mr. Schnegelsberg, the Company agreed to indemnify Mr. Schnegelsberg for substantially all liabilities he may incur as a result of his employment by or service to the Company. Mr. Schnegelsberg was granted 1,400,000 stock options of the Corporation, pursuant to the Corporation's 2004 Stock Option Plan, adopted by the Board on August 17, 2004. Options are exercisable at an exercise price of $1.29 per share. 350,000 of the Options shall vest on the first anniversary from their date of grant, and the remaining Options shall vest in 36 equal monthly instalments thereafter.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Security and Exchange Act of 1934, as amended (“the Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

GAMMACAN INTERNATIONAL, INC.

February 9, 2007	/s/ CHAIME ORLEV
Chaime Orlev,
Chief Financial Officer