Form 10QSB
period 2007-03-31
GAMMACAN INTERNATIONAL INC
filed 2007-05-10
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

+ 972 3 7382616
(Registrant’s telephone number, including area code)

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
     Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 44,875,164 shares issued and outstanding as of May 7, 2007.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

Forward Looking Statements

This Form 10-QSB includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of GammaCan and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. GammaCan believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of GammaCan. No assurances are made that actual results of operations or the results of GammaCan’s future activities will not differ materially from its assumptions.

PART I

ITEM 1 - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(US $, except share data)

	March 31,	September 30,
	2007	2006

	(Unaudited)	(Audited)

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,463,098	$538,738
Short term investments	4,300,000	—
Prepaid expenses	22,500	—
Other	51,640	12,494

Total current assets	5,837,238	551,232

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	33,390	21,071

LONG TERM DEPOSITS	20,326	22,270

PROPERTY AND EQUIPMENT, NET	23,949	25,247

Total assets	$5,914,903	$619,820

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$441,794	$279,857
Convertible promissory note	359,431	—
Payroll and related accruals	71,117	49,242

Total current liabilities	872,342	329,099

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	45,924	31,531

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value (20,000,000 shares authorized; none issued and outstanding)
Common stock, $0.0001 par value (100,000,000 authorized shares; 44,789,448 and 28,453,732 shares issued and outstanding as of March 31, 2007 and September 30, 2006, respectively)	4,479	2,845
Additional paid-in capital	7,686,826	3,172,284
Warrants	3,203,600	861,474
Deficit accumulated during the development stage	(5,898,268)	(3,777,413)

Total stockholders’ equity	4,996,637	259,190

Total liabilities and stockholders’ equity	$5,914,903	$619,820

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US $, except share data)

	Six months ended March 31		Three months ended March 31		Period from October 6, 1998* through March 31,

	2007	2006	2007	2006	2007

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

RESEARCH AND DEVELOPMENT COSTS	$482,870	$599,543	$314,898	$374,382	$1,998,044
GENERAL AND ADMINISTRATIVE EXPENSES	1,631,800	455,188	998,934	242,413	3,920,511

OPERATING LOSS	2,114,670	1,054,731	1,313,832	616,795	5,918,555
FINANCIAL INCOME	(32,138)	(23,787)	(27,311)	(15,729)	(96,971)
FINANCIAL EXPENSES	21,467	6,699	14,421	3,663	43,581

LOSS BEFORE TAXES ON INCOME	2,103,999	1,037,643	1,300,942	604,729	5,865,165
TAXES ON INCOME	16,856	—	12,500	—	45,478

LOSS FROM OPERATIONS OF THE COMPANY AND ITS CONSOLIDATED SUBSIDIARY	2,120,855	1,037,643	1,313,442	604,729	5,910,643
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY	—	—	—	—	(12,375)

NET LOSS FOR THE PERIOD	$(2,120,855)	$(1,037,643)	$(1,313,442)	$(604,729)	$(5,898,268)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.068)	$(0.038)	$(0.039)	$(0.021)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE	31,204,923	27,650,399	33,913,257	28,453,732

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(US $, except share data)

	Number of Shares	Common Stock Amount	Warrants	Additional paid-in capital	Deficit accumulated during development stage	Total

Changes during the period from October 6, 1998 (date of incorporation) to September 30, 2004 (audited)
Common stock and warrants issued for cash	57,506,498	$5,750	$139,494	$782,141	$—	$927,385
Contributed capital				7,025		7,025
Cancellation of shares at June 8, 2004	(32,284,988)	(3,228)		3,228
Gain on issuance of subsidiary Stock to third party				86,625		86,625
Stock based compensation				62,600		62,600
Net loss					(514,086)	(514,086)

Balance at September 30, 2004 (audited)	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants issued for cash on November 11, 2004, net of issuance costs	978,000	97	367,892	766,630		1,134,619
Common stock and warrants issued for cash on January 25, 2005, net of issuance costs	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants’				34,592		34,592
Net loss					(1,198,532)	(1,198,532)

Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	577,028
Common stock and warrants issued for cash on October 31, 2005, net of issuance costs	666,666	67	72,410	365,670		438,147
Common stock and warrants issued for cash on December 20, 2005, net of issuance costs	1,555,556	156	269,641	804,998		1,074,795
Employees and consultants stock based compensation expenses				234,015		234,015
Net loss					(2,064,795)	(2,064,795)

Balance at September 30, 2006 (audited)	28,453,732	2,845	861,474	3,172,284	(3,777,413)	259,190
Common stock issued for services	*85,716	9		59,991		60,000
Common stock and warrants issued for cash on February 27, 2007, net of issuance costs	16,250,000	1,625	2,231,459	3,652,640		5,885,724
Amendment of warrants exercise price **			110,667	(110,667)		—
Employees and consultants stock based compensation expenses				912,578		912,578
Net loss					(2,120,855)	(2,120,855)

Balance at March 31, 2007 (unaudited)	44,789,448	$4,479	$3,203,600	$7,686,826	$(5,898,268)	$4,996,637

*	The Company issued a total of 171,432. Shares presented in the statement above represent issued shares in respect of services received in the six months ended March 31, 2007 (see also Note 6(b)).

**	see note 6 (k) and (l).

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

			Period from October 6, 1998* to March 31,

	Six months ended March 31,
	2007	2006	2007

	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,120,855)	$(1,037,643)	$(5,898,268)
Adjustments required to reconcile net loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation	4,150	1,686	11,042
Financial expenses on convertible promissory note	9,431	—	9,431
Common stock issued for services	60,000	—	63,000
Minority interests in losses of a subsidiary	—	—	(12,375)
Write off of in process research and development	—	—	100,000
Employees and consultants stock based compensation expenses	912,578	81,003	1,206,727
Increase in liability for employee rights upon retirement	14,393	3,247	45,924
Changes in operating assets and liabilities:
Increase in prepaid expenses	(19,181)	(28,574)	(22,500)
Increase in other current assets	(39,146)	(30,851)	(51,640)
Increase in accounts payable	161,937	88,059	440,794
Increase in payroll and related accruals	21,875	23,967	71,117

Net cash used in operating activities	(994,818)	(899,106)	(4,036,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short term investments	(4,300,000)	—	(4,300,000)
Increase in long term deposits	(1,375)	—	(20,326)
Funds in respect of employee rights upon retirement	(12,319)	(5,146)	(33,390)
Purchase of property and equipment	(2,852)	(4,576)	(34,991)

Net cash used in investing activities	(4,316,546)	(9,722)	(4,388,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible promissory note	350,000		350,000
Issuance of common stock and warrants net of issuance costs	5,885,724	1,550,000	9,538,553

Net cash provided by financing activities	6,235,724	1,550,000	9,888,553

INCREASE IN CASH AND CASH EQUIVALENTS	924,360	641,172	1,463,098
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538,738	713,342	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,463,098	$1,354,514	$1,463,098

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL:

a.	Operations:

GammaCan International Inc. (A Development Stage Company; “the Company”) was incorporated on October 6, 1998, under the laws of the State of Delaware, under the name of San Jose International, Inc. The Company has no significant revenues and in accordance with Statement of financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage enterprises”, the Company is considered a development stage company.

On August 19, 2004, the name of the Company was changed from “San Jose International, Inc.” into “GammaCan International, Inc.”.

Our lead product candidate, VitiGam™, is a first-in-class anti-cancer immunotherapy derived entirely from the plasma of donors with vitiligo, a benign autoimmune skin condition affecting up to 2% of the general population. We are initially utilizing VitiGam™ to target melanoma. We have demonstrated that plasma from individuals with vitiligo contains anti-melanoma activities, and we are using this discovery to develop VitiGam™ for the treatment of Stage III and Stage IV melanoma. The incidence of melanoma, despite new developments in other cancers, continues to increase and has experienced little if any therapeutic progress in the last ten years. We plan to file an Investigational New Drug Application (“IND”) for VitiGam™ in late 2007. We believe that the US Food and Drug Administration (“FDA”) is well acquainted with IgG-based therapies and their non-toxic characteristics from a long history of approvals of products based on plasma.

We have embarked on a non-FDA Phase II clinical trial to test the safety and efficacy of “standard” (e.g., collected and manufactured from healthy donors) IgG in patients with three types of late stage malignancies that have failed to respond to all other standard therapies as well as certain experimental therapies. The cancers evaluated in the non-FDA, open-label Phase II trial were: melanoma, prostate, and colon cancer. We expect the study to close by mid-year 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through March 31, 2007 of $5,898,268, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following April 1, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management estimates that it will be able to finance the Company’s activities through future fund raising.

These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

NOTE 1 - GENERAL (continued):

b.	Unaudited interim financial information

The accompanying unaudited financial statements of the Company and the subsidiary GammaCan Ltd. (“the Subsidiary”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.

c.	Stock based compensation

On August 17, 2004, the Company’s board of directors adopted the 2004 Employees and Consultants Stock Option Plan (hereafter - the 2004 Stock Option Plan).

On February 26, 2007, the Company’s board of directors adopted the 2007 Employees and Consultants Stock Option Plan (hereafter - the 2007 Stock Option Plan).

Under both Plans 10,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company’s board of directors from time to time. Under these Plans, each option is exercisable to purchase one common share of $0.0001 par value of the Company.

The options may be exercised after vesting and in accordance with vesting schedules which will be determined by the board of directors for each grant.

The maximum term of the option is 10 years.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The expected term is the length of time until the expected dates of exercising the options, based on estimated data regarding employees’ exercise behavior.

NOTE 1 - GENERAL (continued):

c.	Stock based compensation (continued)

A summary of the status of the Company’s plans as of March 31, 2007, and changes during the six months period ending on this date, is presented below:

	Six months ended March 31, 2007

	Number	Weighted average exercise price

		$
For options granted to employees and directors:
Options outstanding at beginning of the period	2,830,000	$1.24
Changes during the period:
Granted – at market price	400,000	0.45
Granted – at an exercise price grater then market price	1,185,000	0.53

Options outstanding at end of the period	4,415,000	0.98

Options exercisable at end of the period	350,208

The weighted-average grant-date fair value of options granted during the six and three months periods ended March 31, 2007 and 2006 was $0.35, $0.35, and $0.94, $0.99, respectively.

The following table presents summary information concerning the options outstanding as of March 31, 2007:

Range of exercise prices $	Number outstanding at March 31, 2007	Weighted average remaining contractual life Years	Weighted average exercise price $	Aggregate intrinsic value $

0.45 to 0.53	1,585,000	9.85	0.51	269,750
0.93 to 1.37	2,830,000	8.86	1.24	—

	4,415,000	9.21	0.98	269,750

The following table presents summary information concerning the options exercisable as of March 31, 2007:

Range of exercise prices $	Number exercisable at March 31, 2007	Weighted average remaining contractual life Years	Weighted average exercise price $	Aggregate intrinsic value $

0.45 to 0.53	—	—	—	—
0.93 to 1.37	350,208	8.36	1.13	—

	350,208	8.36	1.13	—

NOTE 1 - GENERAL (continued):

c.	Stock based compensation (continued)

Unrecognized compensation as of March 31, 2007 totaled $2,010,516, to be depreciated over the next 47 months.

Until September 30, 2006, the Company accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, the Company disclosed pro forma information, assuming the Company had accounted for employees’ share-based payments using the fair value-based method defined in FAS 123.

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“FAS 95”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which is October 1, 2006 for the Company.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R). In addition, the Company has reclassified share-based payment from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on multiple option award approach.

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

NOTE 1 - GENERAL (continued):

c.	Stock based compensation (continued)

The Company applied the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement is not restated.

Costs incurred related to the implementation of FAS 123R for six and three months period ended March 31, 2007 were $672,253 and 360,642, respectively. Costs incurred related to APB 25 for the six and three months period ended March 31, 2006 were $8,730 and $4,365, respectively.

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

The following table illustrates the pro - forma effect on net loss and loss per common share assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:

	Six months ended March 31, 2006	Three months ended March 31, 2006

Net loss as reported	$(1,037,643)	$(604,729)
Deduct: Stock based employee compensation expense included in net loss as reported	8,730	4,365
Add: pro forma stock based employee compensation expense determined under fair value method for all awards	(164,332)	(101,606)
Recognize the reversal of the pro forma stock based employee compensation expense determined under fair value method due to forfeiture of awards granted to employees	79,676	—

Pro forma net loss	$(1,113,569)	$(701,970)

Net loss per common shares:
Basic and diluted loss per share - as reported	$(0.038)	$(0.021)

Basic and diluted loss per share - pro forma	$(0.040)	$(0.025)

NOTE 1 - GENERAL (continued):

d.	Recently issued accounting pronouncements

1.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring and presenting in the financial statements tax positions taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning on or after December 15, 2006 (October 1, 2007, for the Company). The provisions of FIN 48 shall be applied to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to Retained earnings. The Company is currently assessing this standard effect on its financial statements in future periods.

2.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the year beginning October 1, 2008 for the Company.

3.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for fiscal years beginning on or after November 15, 2007 (October 1, 2008, for the Company). The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

NOTE 1 - GENERAL (continued):

d.	Recently issued accounting pronouncements (continued)

4.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not expect this Statement to have a material effect on the Company’s financial statements or its results of operations.

e.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform to the current year presentation.

NOTE 2 - SHORT TERM INVESTEMNTS:

Amount represents bank deposits with an original maturity of more than three months but less then one year. The bank deposits are in US Dollars and bears interest of 5.16%-5.19% per annum.

NOTE 3 - LONG TERM DEPOSITS:

Amount represents deposits in respect of lease agreements for the Company’s office facilities and vehicles used by its employees.

NOTE 4 - COMITMENTS:

a.

On January 30, 2007, Gammacan, Ltd., a subsidiary of the Company (the “Subsidiary”) entered into a Master Services Agreement with BioSolutions Services, LLC (“BioSolutions”), an outside party, pursuant to which the subsidiary will from time-to-time engage BioSolutions for various projects to assist the Subsidiary with the commercialization of its anti-cancer immunotherapy to treat metastatic cancer. The services to be performed under the Master Services Agreement will be specified in separate work orders, which will set forth the scope of the work, schedule and costs.

NOTE 4 – COMITMENTS (continued):

Work order 1 relates to regulatory consulting services to be provided by Biosolutions in connection with the application for an IND with the US FDA for VitiGam. As compensation for the services the Subsidiary will pay BioSolutions a cash fee between $170,000 to $290,000 based on several factors, and the Company will issue to BioSolutions a warrant to purchase 434,783 shares of its common stock at a purchase price of $0.45 per share. The warrant shall vest as follows: 1) 33% upon signature of a definitive agreement with an IVIg manufacturer, 2) 33% upon IND filing and 3) 34% when IND has been approved by the FDA. (See also note 6e).

b.

On February 1, 2007 the Subsidiary entered into a Cooperation and Project Funding Agreement with Israel-U.S. Binational Industrial Research and Development (the “BIRD Foundation”) and Life Therapeutics (“Life”), pursuant to which the BIRD Foundation will provide the Subsidiary and Life total funding of the lesser of $1,000,000 or 50% of expenditures on the development of an anti-cancer immunotherapy to treatment for metastatic cancer (“the Project”), as of March 31, 2007 the Subsidiary received $14,837 from the BIRD foundation.

The Subsidiary and Life are liable, severally and jointly, to repay the funding, in its entirety, to the BIRD Foundation if the development work goes beyond a Phase 2 clinical trial. Such repayment will be due within 12 months following the completion of The Project in an amount equal to the total funding linked to the US Consumer Price Index. The Company’s management estimates that it is probable that the project will go beyond phase 2 clinical trial and thus the funding received by the subsidiary is presented as a liability on the consolidated balance sheet.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE:

On November 20, 2006 the Company issued a convertible promissory note, in a principal amount of $350,000, which bears annual interest at 8% payable on maturity of the note and matures on November 20, 2007. At the discretion of the lender, in the event that the Company raises debt or equity financing during the 12 month period following the issuance of the note, the principal and interest due under the note is convertible on the same terms as such financing.

As of the date of issuance the hybrid instrument was bifurcated into an option and a host debt contract. The fair value assigned to the option, determined using Black Scholes option-pricing model was $109,075.

As of the balance sheet date, the fair value allocated to the option estimated by using the Black Scholes option-pricing model is $90,320. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates of 5.0%; and expected lives of 0.47 years.

NOTE 6 - STOCK TRANSACTIONS:

Following are transactions that took place during the six months period ending March 31, 2007:

a.

On October 12, 2006, 50,000 options were granted under the 2004 Stock Option Plan to a new member of the scientific advisory board, an outside party. The exercise price has been determined at $0.65 per share, which was equivalent to the traded market price on the date of grant.

The options may be exercised after vesting and in accordance with the following:

1.	On the first anniversary commencing the grant date - 25% of the options.

2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments.

The fair value of the above options estimated using a Black Scholes option-pricing model was $28,245, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

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

The shares presented in the statement of changes in stockholders’ equity represent issued shares, to date, in respect of service received up to March 31, 2007, as the remaining shares are not considered issued for accounting purposes.

c.	On November 13, 2006, 150,000 options were granted under the 2004 Stock Option Plan to each of the Company’s two board members who joined the board on November 6, 2006 (total - 300,000 options).

The exercise price has been determined at $0.45 per share, which was equivalent to the traded market price on the date of grant.

The options may be exercised after vesting and in accordance with the following:

1.	On the first anniversary commencing the grant date - 25% of the options.

2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments.

The fair value of the above options on the date of grant estimated using a Black Scholes option-pricing model was $111,859, and was based on the following assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

NOTE 6 - STOCK TRANSACTIONS (continued):

d.

On December 5, 2006, 50,000 options were granted under the 2004 Stock Option Plan to a new member of the scientific advisory board, an outside party. The exercise price has been determined at $0.50 per share, which was equivalent to the traded market price on the date of grant.

The options may be exercised after vesting and in accordance with the following:

1.	On the first anniversary commencing the grant date - 25% of the options.

2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments.

The fair value of the above options estimated using Black Scholes option-pricing model as $29,020, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.65%; and expected lives of 7.88 year.

e.

On January 30, 2007, 434,783 share purchase warrants were granted to an outside consultant. Each share purchase warrant entitles the consultant to purchase one common share for a period of five years after the date of grant at an exercise price of $0.45.

Since the share purchase warrants only vest if certain performance condition are met (see also note 4a), no compensation was recorded in the period.

f.

On February 15, 2007, 100,000 options were granted under the 2004 Stock Option Plan to an employee. The exercise price has been determined at $0.45 per share, which was equivalent to the traded market price on the date of grant.

The options may be exercised after vesting and in accordance with the following:

1.	On the first anniversary commencing the grant date - 25% of the options.

2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options shall vest in equal monthly installments.

The fair value of the above options is estimated by using Black Scholes option-pricing model was $34,244, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 90%; risk-free interest rates of 4.68%; and expected lives of 5.91 year.

g.

On February 26, 2007, 785,000 and 400,000 options were granted under the 2004 Stock Option Plan and the 2007 Stock Option Plan respectively. The options were granted to directors, officers and employees. The exercise price has been determined at $0.53 per share.

The options may be exercised after vesting such that 1/3 of the options will vest on each of 1st, 2nd and 3rd anniversary from and after the date of grant.

The fair value of the above options, estimated using a Black Scholes option-pricing model was $412,685, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.62%; and expected lives of 5.89 years.

NOTE 6 - STOCK TRANSACTIONS (continued):

h.

On February 26, 2007, 80,000 options were granted under the 2004 Stock Option Plan to the Company’s chief scientist and a consultant, both outside parties. The exercise price has been determined at $0.53 per share.

The options may be exercised after vesting such that 1/3 of the options will vest on each of 1st, 2nd and 3rd anniversary from and after the date of grant.

The fair value of the above options is estimated by using Black Scholes option-pricing model was $42,936, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.62%; and expected lives of 5.89 years.

i.

On February 26, 2007, 1,075,000 options were granted under the 2007 Stock Option Plan to the chairman of the board of directors in his capacity as an outside consultant. The exercise price has been determined at $0.53 per share.

The options may be exercised after vesting such that 1/3 of the options will vest on each of 1st, 2nd and 3rd anniversary from and after the date of grant.

The fair value of the above options is estimated by using Black Scholes option-pricing model was $576,951, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.62%; and expected lives of 5.89 years.

j.

On February 27, 2007 the Company completed a private placement for the sale of 16,250,000 units at a purchase price of $0.40 per unit for a total consideration of $6,500,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share for a period of five years after the date of the subscription agreement at an exercise price of $0.48. The consideration was allocated to the shares and warrants issued based on relative fair value. The fair value allocated to the warrants, estimated by using the Black Scholes option-pricing model is $2,231,459, which is based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.63%; and expected lives of 5 years. Transaction costs of $551,775 were paid and $62,500 was accrued in connection with this private placement.

k.

On February 27, 2007 the exercise price of 1,333,334 warrants was reduced to $0.55. The warrants were issued on December 20, 2005 as part of a subscription agreement for the sale of 1,333,334 units at a purchase price of $0.75 per unit for a total consideration of $1,000,000. Each unit comprised of one share of the Company’s common stock and one common share purchase warrant exercisable into one Share at a price of $1.20 per Share, for three years. The increase in the fair value of the warrants charged in the Statement of Stockholders’ equity against the Additional paid-in capital.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - STOCK TRANSACTIONS (continued):

l.

On February 27, 2007 the exercise price of 333,333 warrants was reduced to $0.55. The warrants were issued on October 31, 2005 as part of a subscription agreement for the sale of 666,666 units at a purchase price of $0.75 per unit for a total consideration of $500,000. Each unit comprised of one share of the Company’s common stock and one common share purchase warrant exercisable into one half Share at a price of $1.00 per Share, for three years. . The increase in the fair value of the warrants charged in the Statement of Stockholders’ equity against the Additional paid-in capital.

m.

On March 22, 2007, 350,000 share purchase warrants were granted to an outside consultant. Each share purchase warrant entitles the consultant to purchase one common share for a period of five years after the date of grant at an exercise price of $0.53.

The fair value of the above share purchase warrants is estimated by using Black Scholes option-pricing model as $179,470, and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.62%; and expected lives of 5 years.

NOTE 7 - LOSS PER SHARE:

The total number of common stock options and warrants excluded from the calculations of diluted net loss was 24,782,558 for the six months ended March 31, 2007 (4,067,775 for the six months ended March 31, 2006).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

As used in this current report, the terms “we”, “us”, “our”, “the Company” and “GammaCan” mean GammaCan International, Inc. and our subsidiary, GammaCan, Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

We are a development stage Company and currently have no revenue from operations. Other than existing cash reserves and our intellectual property we have no significant assets, tangible or intangible. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following April 1, 2007 and we expect to seek to raise additional funds during that time period. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

Plan of Operation

Short Term Business Plan

We are a life science company focused on the development of immunotherapy and related approaches to treat cancer. To date, we have focused on the use of intravenous immunoglobulin, or IgG, derived from human plasma provided by healthy donors to treat melanoma, prostate, and colon cancers. We believe that IgG may be the basis of more effective and efficient cancer treatment both, as mono- or combination therapy and adjuvant cancer treatments. Our business objective is to become a recognized leader in the development of immunotherapy and related approaches to treat cancer

IgG immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase I clinical studies (toxicity trials) are primarily conducted to establish the safety and determine the maximally tolerated dose, or MTD. Phase II studies are designed to determine preliminary efficacy and establish dosing. Phase III studies are conducted to demonstrate therapeutic efficacy in a statistically significant manner at the levels of optimal dose, method or route of delivery into the body, and the schedule of administration. Once clinical trials are completed successfully, products may receive regulatory approval.

Our lead product candidate, VitiGam™, is an anti-cancer immunotherapy derived entirely from the plasma of donors with vitiligo, a benign autoimmune skin condition affecting up to 2% of the general population. We are initially utilizing VitiGam™ to target melanoma. We have demonstrated that plasma from individuals with vitiligo contains anti-melanoma activities, and we are attempting to develop VitiGam™ for the treatment of Stage III and Stage IV melanoma. The incidence of melanoma, continues to increase and has experienced little if any therapeutic progress in the last ten years. In addition to VitiGam™, we are developing and will continue to develop the following:

•	Adjuvant therapies - IgG-based adjuvant therapies to modulate both the proliferation of cancer cells and the metastasis of tumor cells.

•

Next generation (recombinant) VitiGam™ - VitiGam™ is currently manufactured as a mixture that largely consists of IgG molecules (antibodies of the IgG type). We anticipate that within that mixture, only a subset of IgG molecules will be responsible for the biological activity of VitiGam™. “Next generation” VitiGam™ will be composed of only the IgGs required to exert the anti-melanoma effect, thereby creating a more effective compound. Identifying the relevant IgGs will also allow cost reductions.

•

Cancer Vaccines Based on VitiGam™ - An “off-the-shelf” cancer vaccine is considered a “silver bullet” in cancer therapy. We anticipate that based on our evolving understanding of the mechanism associated with VitiGam™, we may be in a position to develop such a vaccine in the future.

We have embarked on a non-FDA Phase II clinical trial to test the safety and efficacy of “standard” (e.g., collected and manufactured from healthy donors) IgG in patients with three types of late stage malignancies that have failed to respond to all other standard therapies as well as certain experimental therapies The cancers evaluated in the non-FDA, open-label Phase II trial were: melanoma, prostate, and colon cancer. Patients in the study receive standard IgG at a consistent dose every 28 days (a cycle). Patients were evaluated by standard criteria for tumor progression and other markers after three cycles, and if stable or improved, such treatment continues for three additional cycles. We expect the study to close by mid-year 2007. Results from melanoma patients are promising and can be summarized as follows:

•	no serious untoward effects of IgG were noted; and

•

one patient with melanoma (out of 8) and one with prostate cancer (out of 9) have been stable or improved at six cycles of therapy or beyond. Indeed, the melanoma patient has completed twelve cycles, after which tumor progression was noted.

In addition to the body of pre-clinical evidence accumulated using vitiligo derived plasma or IgG, observations with melanoma patients in this study provide a clinical foundation for the current plan to develop VitiGam™.

We plan to file an Investigational New Drug Application, or IND, for VitiGam™ in late 2007 with the United States Food and Drug Aministration (the “FDA”). We believe that the FDA is well acquainted with IgG-based therapies and their non-toxic characteristics from a long history of approvals of products based on plasma.

We are also contemplating conducting additional clinical trials to test new formulations and/or combinations of IgG-based immunotherapy candidates and to test these formulations and/or methods for different cancers at different stages of disease progression with varying dosages and routes of administration. To achieve this we may elect to partner with a pharmaceutical company to conduct these further clinical trials, although there can be no assurance that we will locate a pharmaceutical company able, or willing, to partner with us on terms commercially acceptable to us, in order to attain broad-based regulatory approval.

Although there can be no assurance that the FDA will approve VitiGam™, or any other IgG immunotherapy candidate, we expect that, at a minimum, it will take a number of years to receive final approval and registration of such IgG candidate for commercial use as an anti-cancer agent.

Our strategy is to collaborate with a suitable partner, although there can be no assurance that we will locate a suitable partner, to support late stage (Phase III) clinical development, registration and/or sales for our IgG-based cancer products.

Long Term Business Strategy

If our IgG-based cancer immunotherapy candidates show significant promise through clinical trials, and at this preliminary stage there can be no assurance that any such immunotherapy candidates will show significant promise, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of cancer drugs and/ or other infused therapeutic proteins, although there can be no assurance that we will locate a strategic commercial partner or partners on terms commercially acceptable to us. We anticipate such partner, or partners, would be responsible for, or substantially support, late stage clinical trials (Phase III) to ensure regulatory approvals and registrations in the appropriate territories in a timely manner. We further anticipate that the partner, or partners, would be responsible for sales and marketing of our IgG-based immunotherapies in certain agreed upon territories. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new formulations of IgG cancer immunotherapy suitable for patients at different stages of disease progression as well as IgG derivatives. Under certain circumstances, we may determine to develop one or more of our IgG based cancer immunotherapies on our own, either world-wide or in select territories.

Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct pre-clinical research to accomplish the following:

•	further deepen and broaden our understanding of the biology of our IgG products in cancer;

•	develop alternative delivery systems, determine the optimal dosage for different patient groups;

•	investigate alternative sources of immunoglobulin other than human plasma;

•	develop novel IgG-based therapies; and

•	develop successor products to our current products.

For example, we plan to conduct research to isolate the fraction of IgG, which is responsible for its anti-metastatic effects and to develop a potential synthetic version of IgG. These formulations may be suitable for:

•	high dose, for use in conjunction with surgery and other cancer treatments; and

•	maintenance dose for use to prevent recurrence of cancer growth.

Our plan is to patent any successful inventions resulting from our future research activities and to exploit any other means that may exist to protect our future IgG anti-cancer therapies in the commercial markets; although at this early stage there can be no assurance that there will be any successful inventions resulting from such research activities. For example, we may seek Orphan Drug Status for future IgG-based anti-cancer therapies for certain indications in certain markets.

Other Strategic Plans

In addition to developing our own IgG based anti-cancer therapies drug portfolio, we are considering in-licensing and other means of obtaining additional lead molecules of technologies to complement and/or expand our current product portfolio. Our goal is to create a well-balanced product portfolio including lead molecules in different stages of development and addressing different medical needs.

Critical accounting policies and estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments. We base our estimates on various factors, including historical experience that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Going concern assumption

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through March 31, 2007 of $5,898,268, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following April 1, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management estimates that it will be able to finance the Company’s activities through future fund raising.

The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financings as may be required and ultimately to attain profitability.

Valuation of options and warrants

The Company granted options to purchase common shares of the Company to employees and consultants and issued warrants in connection with fund raising.

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

On October 1, 2006 the Company adopted the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which is October 1, 2006 for the Company.

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

Regarding the Israeli subsidiary, paragraph 9(f) of FAS 109,”Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the above mentioned differences were not reflected in the computation of deferred tax assets and liabilities.

Results of Operations

The following table summarizes certain statement of operations data for the Company for the six months period ended March 31, 2007 and 2006 (in US$):

	Six months ended
Operating Data:	March 31, 2007	March 31, 2006

Research and development costs	$482,870	$599,543
General and administrative expenses	1,631,800	455,188
Financial income, net	(10,671)	(17,088)

Loss before tax on income	2,103,999	1,037,643
Taxes on Income	16,856	—

Net loss for the period	$(2,120,855)	$(1,037,643)

Loss per common share – basic and diluted	$(0.068)	$(0.038)

Weighted average common shares outstanding	31,204,923	27,650,399

Research and development costs.

Research and development expenses are the costs incurred in the process of our pre-clinical and our clinical trials. Clinical trial and pre-clinical expenses include regulatory consultants and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to medical centers for patient recruitment and treatment.

During the six months ended March 31, 2007 and March 31, 2006 the research and development expenses included, among others, the cost of IGg used in the clinical trails and research work, payments to medical centers and research labs for clinical trial and pre-clinical trial work, regulatory and scientific consultants compensation, costs related to the maintenance of the Company’s registered patents, costs related to the filings on patents applications as well as salaries and related expenses of Research and development staff.

During the six months ended March 31, 2007 the research and development expenses totaled $482,870, compared to $599,543 during the six months ended March 31, 2006. The decrease in cost is attributable to the final stages of the Phase 2 clinical trial we are currently conducting.

General and administrative expenses

The general and administrative expense includes the salaries and related expenses of the Company’s management, consulting, legal and professional fees, traveling, business development costs as well as insurance expenses.

For the six months ended March 31, 2007 general and administrative expenses totaled $1,631,800 compared to $455,188 for the six months ended March 31, 2006. Costs incurred related to general and administrative activities in the six months ended March 31, 2007 reflect an increase in the number of employees as compared to the six months period ending March 31, 2006, from 5 to 7. During the six months ended March 31, 2007 the Company incurred $672,253 of compensation expenses due to the implementation of FAS 123R related to stock options granted to employees, $628,298 of these costs were classified to the general and administrative expenses. During the six months ended March 31, 2006 the Company accounted for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and incurred $8,730 of costs. Additional costs included in the six months ended March 31, 2007 included $211,039 related to the fair value of warrants issued to consultants during the period, no similar costs were incurred in the six months ended March 31, 2006.

Financial income/expense, net

During the six months ending March 31, 2007 and March 31, 2006, the Company generated interest income on available cash and cash equivalents balance and incurred interest expenses related to its issued convertible promissory note.

Liquidity and Capital Recourses
Financing activities

Through March 31, 2007, the Company has incurred losses in an aggregate amount of $5,898,268. We have financed our operation from private placement of common stock and loans received. Through March 31, 2007 we raised a total of $9,538,553, net of transaction cost, through private placements and received a total of $350,000 in loans and we anticipate that additional financing will be through similar sources. Our financing activities for the six month period ending March 31, 2007 include the following:

On November 20, 2006 the Company issued a convertible promissory note, aggregate principal amount of $350,000, which bears interest at 8% payable on maturity of the note and matures on November 20, 2007.

On February 27, 2007, the Company completed a private placement for the sale of 16,250,000 units at a purchase price of $0.40 per unit for a total consideration of $6,500,000.

On February 27, 2007, the Company reduced the exercise price of 333,333 and 1,333,334 warrants, issued on October 30, 2005 and December 20, 2005 respectively, from $1.0 and $1.20, respectively to $0.55.

Employee’s and Consultant’s stock options plan and warrants

Employee and consultant stock options grants and warrant issuance activities for the six month period ending March 31, 2007 include the following:

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

On January 30, 2007 we granted warrants to purchase 434,783 common shares of our Company at an exercise price of $0.45 to a consultants.

On February 15, 2007 we granted options to purchase up to 100,000 common shares of our Company at an exercise price of $0.45 to an employee.

On February 26, 2007, our board of directors adopted The 2007 Global Share Option Plan (the “2007 Plan”) in order to attract and retain quality personnel. Under the 2007 Plan, 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time.

On February 26, 2007 we granted options to purchase 2,340,000 common shares of our Company at an exercise price of $0.53 to the following:.

Name	No. of Securities Underlying Options Granted (#)	Exercise Price ($/Sh)

Yair Aloni	75,000	0.53
Liat Ben-David	70,000	0.53
Miri Blank	30,000	0.53
Yaron Cherny	40,000	0.53
Steven Katz	1,150,000	0.53
Shmuel Levi	75,000	0.53
Elisha Martinez	25,000	0.53
Josef Neuhaus	75,000	0.53
Jacob Nusbacher	100,000	0.53
Chaime Orlev	300,000	0.53
Albert Passner	75,000	0.53
Patrick Schnegelsberg	250,000	0.53
Yehuda Shoenfeld	50,000	0.53
Lior Soussan-Gutman	25,000	0.53

On March 22, 2007 we granted warrants to purchase 350,000 common shares of our Company at an exercise price of $0.53 to a consultant.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. As the technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the next 12 months include:

Category	Amount

Research &Development	$4,593,000
General & Administrative Expenses	2,161,000
Finance Income, net	(55,000)

Total	$6,699,000

As previously indicated we are planning to file an IND with the FDA for VitiGamTM in late 2007. Our ability to proceed with this IND application as well as the commencement of the related clinical trial is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Related party transactions

On October 31, 2006, we entered into a consulting agreement with Steven Katz and Associates, Inc., (“SKA”) a company wholly-owned by Steven Katz, the Chairman of the Board of GammaCan International, Inc. According to the agreement, consulting services will be provided by SKA at $345 per hour. Through March 31, 2006 expenses incurred by the Company under this agreement totalled $65,000.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Security and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Number	Exhibit
10.1	Form of Securities Purchase Agreement, dated as of February 27, 2007, among the Company and the Purchasers named therein*

10.2	Form of Common Stock Purchase Warrant*

10.3	Form of Lock-Up Agreement*

10.4	Form of Registration Rights Agreement, dated as of February 27, 2007, among the Company and the Purchasers named therein*

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Incorporated by reference to the Current Report of the Registrant on Form 8-K, dated as of February 27, 2007.

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMMACAN INTERNATIONAL, INC.

May 9, 2007	/s/ CHAIME ORLEV

Chaime Orlev,
Chief Financial Officer