Form 10QSB
period 2007-06-30
GAMMACAN INTERNATIONAL INC
filed 2007-08-14
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-32835

GAMMACAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0956433
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

Kiryat Ono Mall
Azorim Center A
39 Jerusalem St.,
55423 Kiryat Ono, Israel
(Address of principal executive offices)

+ 972 3 7382616
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 44,958,917 shares issued and outstanding as of August 7, 2007.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL INC.

     (A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited):
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-18

____________________
____________________________
____________________

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(US $, except share data)

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$4,756,860	$538,738
Prepaid expenses	32,825	-
Other	24,562	12,494
Total current assets	4,814,247	551,232

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON
RETIREMENT	40,182	21,071
LONG TERM DEPOSITS	20,455	22,270
PROPERTY AND EQUIPMENT, NET	24,326	25,247
Total assets	$4,899,210	$619,820

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$650,260	$279,857
Payroll and related accruals	56,871	49,242
Total current liabilities	707,131	329,099

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	55,597	31,531

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (100,000,000 authorized shares;
44,916,059 and 28,453,732 shares issued and outstanding as of
June 30, 2007 and September 30, 2006, respectively)	4,491	2,845
Additional paid-in capital	8,343,946	3,172,284
Warrants	3,203,600	861,474
Deficit accumulated during the development stage	(7,415,555)	(3,777,413)
Total stockholders' equity	4,136,482	259,190
Total liabilities and stockholders’ equity	$4,899,210	$619,820

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US $, except share data)

					Period from
					October 6,
					1998*
	Nine months ended		Three months ended		through
	June 30		June 30		June 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

RESEARCH AND
DEVELOPMENT COSTS	$762,778	$719,153	$279,908	$119,610	$2,277,952
GENERAL AND
ADMINISTRATIVE
EXPENSES	2,902,678	853,591	1,270,878	398,403	5,191,389
OPERATING LOSS	3,665,456	1,572,744	1,550,786	518,013	7,469,341
FINANCIAL INCOME	(97,462)	(36,203)	(65,323)	(12,416)	(162,295)
FINANCIAL EXPENSES	33,135	10,091	11,667	3,392	55,249
LOSS BEFORE TAXES ON
INCOME	3,601,129	1,546,632	1,497,130	508,989	7,362,295
TAXES ON INCOME	37,013	-	20,157	-	65,635
LOSS FROM OPERATIONS OF
THE COMPANY AND ITS
CONSOLIDATED
SUBSIDIARY	3,638,142	1,546,632	1,517,287	508,989	7,427,930
MINORITY INTERESTS IN
LOSSES OF SUBSIDIARY	-	-	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(3,638,142)	$(1,546,632)	$(1,517,287)	$(508,989)	7,415,555
BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.10)	$(0.06)	$(0.03)	$(0.02)
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES USED IN
COMPUTING BASIC AND
DILUTED LOSS PER
COMMON SHARE	35,744,894	27,918,176	44,846,265	28,453,732

* Incorporation date, (See Note 1a).

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(US $, except share data)

					Deficit
					accumulated
		Common		Additional	during
	Number of	Stock		paid-in	development
	Shares	Amount	Warrants	capital	stage	Total
Changes during the period from
October 6, 1998 (date of incorporation)
to September 30, 2004 (audited)
Common stock and warrants
issued for cash	57,506,498	$5,750	$139,494	$782,141	$-	$927,385
Contributed capital				7,025		7,025
Cancellation of shares at
June 8, 2004	(32,284,988)	(3,228)		3,228
Gain on issuance of subsidiary
Stock to third party				86,625		86,625
Stock based compensation				62,600		62,600
Net loss					(514,086)	(514,086)
Balance at September 30, 2004 (audited)	25,221,510	2,522	139,494	941,619	(514,086)	569,549
Common stock and warrants
issued for cash on November 11,
2004, net of issuance costs	978,000	97	367,892	766,630		1,134,619
Common stock and warrants
issued for cash on January 25,
2005, net of issuance costs	32,000	3	12,037	24,760		36,800
Issuance of warrants to Consultants'				34,592		34,592
Net loss					(1,198,532)	(1,198,532)
Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	577,028
Common stock and warrants
issued for cash on October 31,
2005, net of issuance costs	666,666	67	72,410	365,670		438,147
Common stock and warrants
issued for cash on December 20,
2005, net of issuance costs	1,555,556	156	269,641	804,998		1,074,795
Employees and consultants stock based
compensation expenses				234,015		234,015
Net loss					(2,064,795)	(2,064,795)
Balance at September 30, 2006 (audited)	28,453,732	2,845	861,474	3,172,284	(3,777,413)	259,190
Common stock issued for services *	128,574	13		89,987		90,000
Common stock and warrants
issued for cash on February 27,
2007, net of issuance costs	16,250,000	1,625	2,231,459	3,652,640		5,885,724
Common stock issued for conversion of
interest	33,753	3		13,498		13,501
Common stock issued for services **	50,000	5		29,995		30,000
Services not yet rendered **				(27,500)		(27,500)
Amendment of warrants exercise price ***			110,667	(110,667)		-
Employees and consultants stock based
compensation expenses				1,523,709		1,523,709
Net loss					(3,638,142)	(3,638,142)
Balance at June 30, 2007 (unaudited)	44,916,059	$4,491	$3,203,600	$8,343,946	$(7,415,555)	$4,136,482

*	The Company issued a total of 171,432. Shares presented in the statement above represent issued shares in respect of services received in the nine months ended June 30, 2007 (See also Note 5b).

**	See Note 5q.

***	See Notes 5k and 5l.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US $)

			Period from
			October 6,
	Nine months ended		1998* to
	June 30,		June 30,
	2007	2006	2007
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,638,142)	$(1,546,632)	$(7,415,555)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	6,225	2,729	13,117
Common stock issued for services	106,001	-	109,001
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Employees and consultants stock based compensation expenses	1,523,709	110,013	1,817,858
Increase in liability for employee rights upon retirement	24,066	10,997	55,597
Changes in operating assets and liabilities:
Increase in prepaid expenses	(32,825)	(15,077)	(32,825)
Increase in other current assets	(8,749)	5,236	(24,562)
Increase in current liabilities	378,032	153,077	706,131
Net cash used in operating activities	(1,641,683)	(1,279,657)	(4,683,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in long term deposits	(1,504)	(17,065)	(20,455)
Funds in respect of employee rights upon retirement	(19,111)	(7,508)	(40,182)
Purchase of property and equipment	(5,304)	(9,882)	(37,443)
Net cash used in investing activities	(25,919)	(34,455)	(98,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants net of issuance costs	5,885,724	1,550,000	9,538,553
Net cash provided by financing activities	5,885,724	1,550,000	9,538,553
INCREASE IN CASH AND CASH EQUIVALENTS	4,218,122	235,888	4,756,860
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	538,738	713,342	-
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	4,756,860	949,230	4,756,860

* Incorporation date, (See Note 1a)

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

On August 19, 2004, the name of the Company was changed from "San Jose International, Inc." to "GammaCan International, Inc.".

Our lead product candidate, VitiGam™, is an anti-cancer immunotherapy derived entirely from the plasma of donors with vitiligo, a benign skin condition affecting up to 2% of the general population. The Company is developing VitiGam™ to treat melanoma. The Company has demonstrated that plasma from individuals with vitiligo contains anti-melanoma activities, and the Company is seeking to develop VitiGam™ for the treatment of Stage III and Stage IV melanoma. The incidence of melanoma continues to increase with little if any therapeutic improvements in the last ten years. We plan to file an Investigational New Drug Application (“IND”) for VitiGam™ in late 2007. We believe that the US Food and Drug Administration (“FDA”) is well acquainted with IgG-based therapies and their non-toxic characteristics from a long history of approvals of products based on plasma.

In July 2005 the Company began a non-FDA Phase II clinical study which was cocluded in June 2007. The objective of this study was to test the safety and efficacy of “standard” (e.g., collected and manufactured from a general population of donors) IgG in patients with three types of late stage malignancies that failed to respond to all other standard therapies as well as certain experimental therapies. The cancers evaluated in this study were: melanoma, prostate, and colon cancer.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through June 30, 2007 of $7,415,555, as well as negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in the twelve months following July 1, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management estimates that it will be able to finance the Company's activities through future fund raising, though there can be no assurance that the Company will be able to secure future funding on a timely basis, on terms acceptable to the Company or at all.

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

The accompanying unaudited financial statements of the Company and its subsidiary GammaCan Ltd. (the “Subsidiary“) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.

c.	Stock based compensation

On August 17, 2004, the Company’s board of directors adopted the 2004 Employees and Consultants Stock Option Plan (the “2004 Stock Option Plan”).

On February 26, 2007, the Company’s board of directors adopted the 2007 Global Share Option Plan (the “2007 Stock Option Plan”).

Under both Plans 10,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company’s Board of Directors from time to time. Under these Plans, each option is exercisable into one share of common stock of the Company , par value $0.0001 per share.

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

See Note 5 for information regarding stock options granted in the nine months ended June 30, 2007.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

c.	Stock based compensation (continued)

A summary of the status of the Company’s stock option plans as of June 30, 2007, and changes during the nine months period ended on this date, is presented below:

	Nine months ended
	June 30, 2007
		Weighted average
	Number	exercise price
		$
For options granted to employees and
directors:
Options outstanding at beginning of the period	2,830,000	$1.24
Changes during the period:
Granted – at market price	1,715,000	0.52
Forfeited	100,000	1.14

Options outstanding at end of the period	4,445,000	0.96
Options exercisable at end of the period	809,333

The weighted-average grant-date fair value of options granted during the nine and three months periods ended June 30, 2007 and 2006 was $0.36 and $0.45, and $1.19 and $1.28, respectively.

The following table presents summary information concerning the options outstanding as of June 30, 2007:

		Weighted
Range of	Number	average	Weighted
exercise	outstanding at	remaining	average	Aggregate
prices	June 30, 2007	contractual life	exercise price	intrinsic value
$		Years	$	$
0.45 to 0.61	4,395,000	9.78	0.57	28,000
0.93 to 1.37	50,000	8.25	1.10	-
	4,445,000	9.76	0.58	28,000

The following table presents summary information concerning the options exercisable as of June 30, 2007:

		Weighted
Range of	Number	average	Weighted
exercise	exercisable at	remaining	average	Aggregate
prices	June 30, 2007	contractual life	exercise price	intrinsic value
$		Years	$	$
0.45 to 0.61	788,500	9.88	0.61	-
0.93 to 1.37	20,833	8.25	1.10	-
	809,333	9.84	0.61	-

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

c.	Stock based compensation (continued)

Unrecognized compensation as of June 31, 2007 totaled $1,755,494, to be depreciated over the next 44 months.

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

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (“FAS 95”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions. This Statement became effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which was October 1, 2006 for the Company.

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

The Company applied the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, the Company’s financial statements for periods prior to the effective date of the Statement are not restated.

Costs incurred related to the implementation of FAS 123R for nine and three months periods ended June 30, 2007 were $1,212,674 and 540,421, respectively. Costs incurred related to APB 25 for the nine and three months period ended June 30, 2006 were $79,010 and $70,280, respectively.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option- pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized using the accelerated method.

The following table illustrates the pro - forma effect on net loss and loss per share of common stock assuming the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation:

	Nine months ended	Three months ended
	June 30, 2006	June 30, 2006
Net loss as reported	$(1,546,632)	$(508,989)
Deduct: Stock based employee
compensation expense included in
net loss as reported	79,010	70,280
Add: pro forma stock based employee
compensation expense determined
under fair value method for all
awards	(573,927)	(409,595)
Recognize the reversal of the pro
forma stock based employee
compensation expense determined
under fair value method due to
forfeiture of awards granted to
employees	79,676	-
Pro-forma net loss	$(1,961,873)	$(848,304)
Net loss per common shares:
Basic and diluted loss per share - as reported	$(0.06)	$(0.02)
Basic and diluted loss per share – pro-forma	$(0.07)	$(0.03)

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

d.	Recently issued accounting pronouncements

	1.	In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring and presenting in the financial statements tax positions taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning on or after December 15, 2006 (October 1, 2007, for the Company). The provisions of FIN 48 shall be applied to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings. The Company is currently assessing this standard effect on its financial statements in future periods.

	2.	In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the year beginning October 1, 2008 for the Company.

	3.	In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement will be effective for fiscal years beginning on or after November 15, 2007 (October 1, 2008, for the Company). The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

e.	Recently issued accounting pronouncements (continued)

	4.	In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not expect this Statement to have a material effect on the Company’s financial statements or its results of operations.

	5.	In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" (“EITF 07-3”). EITF 07-3 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. The EITF concluded that an entity will defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed .EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (October 1, 2008 for the Company). The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations.

NOTE 2 - LONG TERM DEPOSITS:

Amount represents deposits in respect of lease agreements for the Company’s and its Subsidiary’s office facilities and vehicles used by its employees.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - COMMITMENTS:

a.	On January 30, 2007, the Subsidiary entered into a Master Services Agreement with BioSolutions Services, LLC (“BioSolutions”), an outside party, pursuant to which the Subsidiary will from time-to-time engage BioSolutions for various projects to assist the Subsidiary with the commercialization of its anti-cancer immunotherapy to treat metastatic cancer. The services to be performed under the Master Services Agreement will be specified in separate work orders, which will set forth the scope of the work, schedule and costs.

Work Order 1 relates to regulatory consulting services to be provided by BioSolutions in connection with the application for an IND with the U.S. Food and Drug Administration (the “FDA”) for VitiGam. As compensation for the services, the Subsidiary will pay BioSolutions a cash fee between $170,000 to $290,000 based on several factors, and the Company will issue to BioSolutions a warrant to purchase 434,783 shares of its common stock at a purchase price of the lower of $0.48 per share or the average trading price of the preceding 30 days from the date of grant. The warrant shall be vested as follows: (1) 33% upon signature of a definitive agreement with an IVIg manufacturer, (2) 33% upon the IND filing and (3) 34% when the IND has been approved by the FDA. (See also Note 5e).

b.	On February 1, 2007 the Subsidiary entered into a Cooperation and Project Funding Agreement with Israel-U.S. Binational Industrial Research and Development (the “BIRD Foundation”) and Life Therapeutics (“Life”), pursuant to which the BIRD Foundation will provide the Subsidiary and Life with funding of the lesser of $1,000,000 or 50% of expenditures on the development of an anti-cancer immunotherapy to treatment for metastatic cancer (the“Project”), which funding will be repaid to the BIRD Foundation if the development work goes beyond a Phase II clinical trial. The repayment of the funding will be due within twelve months following the completion of the Project in an amount equal to the total funding linked to the US Consumer Price Index.

NOTE 4 - CONVERTIBLE PROMISSORY NOTE:

On November 20, 2006 the Company issued a convertible promissory note, in a principal amount of $350,000, which bears annual interest at 8% payable on maturity of the note and matures on November 20, 2007. At the discretion of the lender, in the event that the Company raises debt or equity financing during the 12 month period following the issuance of the note, the principal and interest due under the note is convertible on the same terms as such financing. On May 15, 2007 (the “Prepayment Date”) the Company repaid the principal amount of the note and issued 33,753 shares of its common stock in exchange for the interest accumulated on the principal amount to that date.

As of the date of issuance, the hybrid instrument was bifurcated into an option and a host debt contract. The fair value assigned to the option, determined using Black Scholes option-pricing model was $109,075.

As of the Prepayment Date, the fair value allocated to the option, estimated by using the Black Scholes option-pricing model was $93,273. The value was based on the following assumptions: dividend yield of 0%; expected volatility of 87%; risk-free interest rates of 5.0%; and expected lives of 0.52 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK TRANSACTIONS:

The following are transactions that took place during the nine months period ended June 30, 2007:

a.	On October 12, 2006, 50,000 options were granted under the 2004 Stock Option Plan to a new member of the scientific advisory board, an outside party. The options are exercisable at $0.65 per share, which was equivalent to the traded market price on the date of grant according to the following vesting schedule:

	1.	On the first anniversary commencing the grant date, 25% of the options vest;

	2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options vest in equal monthly installments.

The fair value of the above options is $20,640, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

b.	On October 18, 2006, the Company entered into a Strategic Alliance Agreement with UTEK Corporation (“UTEK”), pursuant to which UTEK would assist the Company in identifying technology acquisition opportunities. In consideration for the services being provided to the Company by UTEK, the Company shall pay $120,000 in the form of 171,432 unregistered shares of common stock. The Company had the option of paying UTEK $10,000 per month. The Company has agreed to issue UTEK an aggregate of 171,432 shares of common stock, par value $0.0001 per share, of the Company, which will vest in 12 equal monthly instalments of 14,286 shares each.

The shares presented in the Statement of Changes in Stockholders Equity represent issued shares in respect of service received up to June 30, 2007, since the rest of the shares are not considered issued for accounting purposes.

c.	On November 13, 2006, 150,000 options were granted under the 2004 Stock Option Plan to each of the Company’s two board members who joined the Board of Directors on November 6, 2006 (totaling 300,000 options). The options are exercisable at $0.45 per share (equivalent to the traded market price on the date of grant), in accordance with the following vesting schedule:

	1.	On the first anniversary commencing the grant date, 25% of the options vest.

	2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options vest in equal monthly installments.

The fair value of the above options on the date of grant is $111,859, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0%; expected volatility of 90%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK TRANSACTIONS (continued):

d.	On December 5, 2006, 50,000 options were granted under the 2004 Stock Option Plan to a new member of the scientific advisory board, an outside party. The options are exercisable at $0.50 per share (equivalent to the traded market price on the date of grant) in accordance with the following vesting schedule:

	1.	On the first anniversary commencing the grant date, 25% of the options vest.

	2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options vest in equal monthly installments.

The fair value of the above options is $21,332, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.65%; and expected lives of 7.88 years.

e.	On January 30, 2007, warrants to acquire 434,783 shares of common stock of the Company were granted to an outside consultant. The warrants are exercisable for a period of five years at an exercise price of $0.45. Since the share purchase warrants only vest if certain performance conditions are met (See also Note 3a), no compensation was recorded this period.

f.	On February 15, 2007, 100,000 options were granted under the 2004 Stock Option Plan to an employee. The options are exercisable at $0.45 per share, (equivalent to the traded market price on the date of grant) in accordance with the following vesting schedule:

	1.	On the first anniversary commencing the grant date, 25% of the options vest.

	2.	On the last day of each of the 36 months following the first anniversary of the grant date, the remaining options vest in equal monthly installments.

The fair value of the above options is $34,244, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 90%; risk-free interest rates of 4.68%; and expected lives of 5.91 years.

g.	On February 26, 2007, 785,000 and 400,000 options were granted under the 2004 Stock Option Plan and the 2007 Stock Option Plan respectively. The options were granted to directors, officers and employees. The options are exercisable at $0.53 per share (equivalent to the traded market price on the date of grant) with one third vesting on each of the first, second and third anniversaries of the grant date.

The fair value of the above options is 412,685, using Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.62%; and expected lives of 5.89 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK TRANSACTIONS (continued):

h.	On February 26, 2007, 80,000 options were granted under the 2004 Stock Option Plan to the Company’s chief scientist and a consultant, both outside parties. The options are exercisable at $0.53 per share (equivalent to the traded market price on the date of grant) with one third vesting on each of the first, second and third anniversaries of the grant date.

The fair value of the above options is $30,991, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.62%; and expected lives of 5.89 years.

i.	On February 26, 2007, 1,075,000 options were granted under the 2007 Stock Option Plan to the Chairman of the board of directors in his capacity as an outside consultant. The options are exercisable at $0.53 per share (equivalent to the traded market price on the date of grant) with one third vesting on each of the first, second and third anniversaries of the grant date.

The fair value of the above options is $416,448, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.62%; and expected lives of 5.89 years.

j.	On February 27, 2007, the Company completed a private placement for the sale of 16,250,000 units at a purchase price of $0.40 per unit for a total consideration of $6,500,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock for a period of five years at an exercise price of $0.48. The consideration was allocated to the shares and warrants issued based on relative fair value. The fair value allocated to the warrants is $2,231,459, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.63%; and expected lives of 5 years. Transaction costs of $551,775 were paid and $62,500 was accrued in connection with this private placement.

k.	On February 27, 2007, the exercise price of 1,333,334 warrants was reduced to $0.55. The warrants were issued on December 20, 2005 as part of a subscription for the sale of 1,333,334 units at a purchase price of $0.75 per unit for a total consideration of $1,000,000. Each unit comprised of one share of the Company's common stock and one warrant exercisable, for three years, into one share of common stock at a price of $1.20 per share. The increase in the fair value of the warrants is charged in the Statement of Changes in Stockholders’ Equity against the additional paid-in capital.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK TRANSACTIONS (continued):

l.	On February 27, 2007, the exercise price of 333,333 warrants was reduced to $0.55. The warrants were issued on October 31, 2005 as part of a subscription for the sale of 666,666 units at a purchase price of $0.75 per unit for a total consideration of $500,000. Each unit comprised of one share of the Company's common stock and one warrant exercisable, for three years, into one half share of common stock at a price of $1.00 per share. The increase in the fair value of the warrants is charged in the Statement of Changes in Stockholders’ Equity against the additional paid-in capital.

m.	On March 22, 2007, warrants to purchase 350,000 shares of common stock were granted to an outside consultant. The warrants are exercisable for five years at an exercise price of $0.53.

The fair value of the above warrants is $179,470, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 89%; risk-free interest rates of 4.62%; and expected lives of 5 years.

n.	On May 17, 2007, 2,790,000 options were granted under the 2007 Stock Option Plan at an exercise price of $0.61, which was the fair market value at the close of business on May 16, 2007, to directors, officers and employees of the Company, upon the surrender and cancellation by each of such directors, officers and employees of options, exercisable for an aggregate 2,780,000 shares of common stock which were granted previously.

The additional fair value added due to the replacement of the above options is $183,146, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.68%; and expected lives of 5.80 years.

o.	On May 17, 2007, 20,000 options were granted to an employee under the 2007 Stock Option Plan at an exercise price of $0.61 per share with one third vesting on each of the first, second and third anniversary of the date of grant.

The fair value of the above options is $9,096, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.68%; and expected lives of 5.80 years.

GAMMACAN INTERNATIONAL INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - STOCK TRANSACTIONS (continued):

p.	On May 21, 2007, two subsidiary directors resigned from their positions and as part of accepting their resignation, the board of directors extended the term of all options granted to them (350,000 in total for both) until May 20, 2010.

The fair value of the unvested portion of the 350,000 options, held by these directors, is $93,158, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.68%; and expected lives of 3 years.

q.	On June 1, 2007, the Company entered into a Service Agreement with ROI Group LLC (“ROI”), pursuant to which ROI is to provide investor relations services for a period of one year. In consideration for the services being provided to the Company by ROI, the Company is required to pay a monthly retainer of $9,500 as well as issue 50,000 unregistered shares of common stock of the Company and warrants to acquire 250,000 shares of common stock.

The Company has valued the shares issued to ROI based on the market value of the Shares of the Company on the date of issuance, which was $0.60. The value of the shares issued presented in the Statement of Changes in Shareholders Equity represents the value in respect of service received up to June 30, 2007, since the rest of the value is not considered recognized for accounting purposes.

The warrants will expire on February 27, 2014 and are exercisable into 62,500 shares of common stock at an exercise price of $0.75 which vest on August 31, 2007, 62,500 shares of common stock at an exercise price of $0.90 which vest on November 30, 2007, 62,500 shares of common stock at an exercise price of $1.10 which vest on February 28, 2008 and 62,500 shares of common stock at an exercise price of $1.25 which vest on May 31, 2008.

The fair value of the above warrants is $91,110, using the Black Scholes option- pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 87%; risk-free interest rates of 4.92%; and expected lives of 6.75 year.

NOTE 6 - LOSS PER SHARE:

The total number of common stock options and warrants excluded from the calculations of diluted net loss was 25,062,558 for the nine months ended June 30, 2007 (5,967,775 for the nine months ended June 30, 2006).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report.

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length, scope and outcome of our clinical trial, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

As used in this Quarterly Report, the terms "we", "us", "our", "Company" and "GammaCan" mean GammaCan International, Inc. and our subsidiary, GammaCan, Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a development stage company and currently have no revenue from operations. Other than existing cash reserves and our intellectual property we have no significant assets, tangible or intangible. Presently, we do not have sufficient cash resources to meet its requirements in the twelve months following July 1, 2007 and we expect to seek to raise additional funds during that time period. There can be no assurance that we will raise additional funds on a timely basis, on terms acceptable to us or at all and there can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

Plan of Operation

Short Term Business Plan

We are a life science company focused on the development of immunotherapy and related approaches to treat cancer. Until recently, we have focused on the use of intravenous immunoglobulins, or IgGs, derived from human plasma to treat melanoma, prostate, and colon cancers. We believe that IgG therapy may be the basis of a more effective and efficient cancer treatment both, as a mono- or a combination therapy as well as for adjuvant cancer treatments (IgGs used in concert with other propriety pharmaceuticals). Our business objective is to become a recognized leader in the development of immunotherapy including IgG based therapies and related approaches to treat cancer.

IgG-based immunotherapy will require regulatory approval before being commercially marketed for human therapeutic use. Clinical trials generally include three phases that together may take several years to complete. Phase I clinical studies are conducted primarily to establish the safety and determine the maximum tolerated dose, or MTD. Phase II studies are designed to determine preliminary efficacy and establish dosing. Phase III studies are conducted to demonstrate therapeutic efficacy in a statistically significant number of patients, at an optional dose level, method or route of delivery into the body, and the schedule of administration. Once clinical trials are successfully completed, products may receive regulatory approval.

Our lead product candidate, VitiGam™, is an anti-cancer immunotherapy derived entirely from the plasma of donors with vitiligo, a benign skin condition affecting up to 2% of the general population. We are developing VitiGam™ to treat melanoma. We have demonstrated that plasma from individuals with vitiligo contains anti-melanoma activities, and we are seeking to develop VitiGam™ for the treatment of Stage III and Stage IV melanoma. The incidence of melanoma continues to increase and has experienced little if any therapeutic improvements in the last ten years. No new drugs have been approved for melanoma in the last twenty years.

We are also seeking to develop IgG-based therapies for other cancers. Our scientists have previously shown that several mechanisms may be involved in mediating the anti-cancer effects of IgG-based immunotherapies. These mechanisms include a number of well characterized pathways and/or targets of other cancer drugs including those that regulate cell cycle and angiogenesis.

In June 2007, we announced that we discovered sub-fractions with potent anti-angiogenic properties in IgGs manufactured from human plasma. These sub-fractions maybe used for the treatment disorders of neovascularization, including cancer and other diseases. We recently initiated a pre-clinical program for these newly discovered proprietary anti-cancer fractions.

In addition to VitiGam™, we are developing and will continue to develop the following:

  Adjuvant therapies - IgG-based adjuvant therapies to modulate both the proliferation and metastasis of cancer cells.
  Next generation (recombinant) VitiGam™ - VitiGam™ is currently produced by purifying IgGs derived from plasma. We believe that within that formulation, only a subset of IgG molecules are responsible for the biological activity of VitiGam™. “Next generation” VitiGam™ will be composed of only the IgGs required to exert the anti-melanoma effect, thereby resulting in a more effective compound. Identifying the relevant IgGs will also allow for future cost reductions.

  Cancer Vaccines Based on VitiGam™ - An “off-the-shelf” cancer vaccine is considered a “silver bullet” in cancer therapy. We anticipate that based on our increased understanding of the mode of action associated with VitiGam™, we may be in a position to develop such a vaccine in the future.

In July 2005 we began lgG, a non-FDA approved Phase II clinical study which was concluded in June 2007. The objective of this study was to test the safety and efficacy of “standard” IgG (e.g., collected and manufactured from a general population of donors) in patients with three types of late stage cancers that previously failed to respond to all other standard therapies as well as to certain experimental therapies. The cancers evaluated in this study were: melanoma, prostate, and colon cancer. Patients in the study received standard IgG at a consistent dose every 28 days (a cycle). Patients were evaluated by standard criteria for tumor progression and other markers after three cycles, and if stable or improved, such treatments continued for three additional cycles. Results from this study were encouraging and are summarized as follows:

  No serious untoward effects of IgG were noted; and
  One patient with melanoma (out of 9) and one with prostate cancer (out of 9) have been stable or improved at twelve and six cycles of therapy respectively.

Beyond the body of pre-clinical evidence accumulated by us using vitiligo derived plasma or IgG, observations with melanoma patients in this study provide a clinical foundation for the current plan to develop VitiGam™.

We plan to file an Investigational New Drug Application, or IND, for VitiGam™ in late 2007 with the United States Food and Drug Administration (the “FDA”). We believe that the FDA is well acquainted with IgG-based immunotherapies and their non-toxic characteristics from a long history of approvals of products based on plasma.

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

Although there can be no assurance that the FDA will approve VitiGam™, or any other IgG immunotherapy candidate, we expect that, at a minimum, it will take a number of years to receive final approval and registration for commercial use as an anti-cancer agent. Our strategy is to collaborate with a suitable partner, although there can be no assurance that we will locate a suitable partner, to support late stage (Phase III) clinical development, registration and/or sales for our IgG-based cancer products.

Long Term Business Strategy

If our IgG-based cancer immunotherapy candidates show significant promise in clinical trials, and at this preliminary stage there can be no assurance that any such immunotherapy candidates will show significant promise, we plan to ultimately seek a strategic commercial partner, or partners, with extensive experience in the development, commercialization, and marketing of cancer drugs and/or other infused therapeutic proteins, although there can be no assurance that we will locate a strategic commercial partner or partners on terms commercially acceptable to us. We anticipate such partner or partners would be responsible for, or substantially support, late stage clinical trials (Phase III) to ensure regulatory approvals and registrations in the appropriate territories in a timely manner. We further anticipate that the partner, or partners, would be responsible for sales and marketing of our IgG-based immunotherapies in certain agreed upon territories. Such planned strategic partnership, or partnerships, may provide a marketing and sales infrastructure for our products as well as financial and operational support for global clinical trials, post marketing studies, label expansions and other regulatory requirements concerning future clinical development in the United States and elsewhere. Any future strategic partner, or partners, may also provide capital and expertise that would enable the partnership to develop new formulations of IgG cancer immunotherapy suitable for patients at different stages of disease progression as well as IgG derivatives. Under certain circumstances, we may determine to develop one or more of our IgG based cancer immunotherapies on our own, either world-wide or in select territories.

Other Research and Development Plans

In addition to conducting early-stage clinical trials, we plan to conduct pre-clinical research to accomplish the following:

  Further deepen and broaden our understanding of the biology of our IgG products in cancer;
  Develop alternative delivery systems and determine the optimal dosage for different patient groups;
  Investigate alternative sources of immunoglobulin other than human plasma;
  Develop novel IgG-based therapies; and
  Develop successor products.

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

Other Strategic Plans

In addition to developing our own IgG-based anti-cancer therapies drug portfolio, we are, on an on-going basis, considering in-licensing and other means of obtaining additional lead molecules of technologies to complement and/or expand our current product portfolio. Our goal is to create a well-balanced product portfolio that includes lead molecules in different stages of development and addresses different medical needs.

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

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (October 6, 1998) through June 30, 2007 of $7,415,555, as well as negative cash flow from operating activities. Presently we do not have sufficient cash resources to meet our requirements in the twelve months following July 1, 2007. These factors raise substantial doubt about our ability to continue as a going concern. Our management estimates that we will be able to finance our activities through future fund raising though there can be no assurance that we will be able to secure future funding on a timely basis, on terms acceptable to us or at all.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Valuation of options and warrants

We granted options to purchase shares of our common stock to employees and consultants and issued warrants in connection with fund raising.

Until September 30, 2006 we accounted for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In accordance with FAS 123 - “Accounting for Stock-Based Compensation” (“FAS 123”), we disclosed pro-forma data assuming we had accounted for employee stock option grants using the fair value-based method defined in FAS 123.

On October 1, 2006 we adopted the revised Statement of Financial Accounting Standards (“FAS”) No. 123, Share-Based Payment (FAS 123R), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for employee share-based payment transactions using APB 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005, for small business issuers, which is October 1, 2006 for the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the weekly share price for past periods. The expected term is the length of time until the expected dates of exercising the options, based on estimated data regarding employees’ exercise behavior.

FAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under FAS 123.

We applied the modified prospective application transition method, as permitted by the Statement. Under such transition method, upon the adoption of FAS 123R, our financial statements for periods prior to the effective date of the Statement are not restated.

We account for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized using the accelerated method.

Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a full valuation allowance with respect to our deferred tax assets.

Regarding our Israeli subsidiary, Gammacan Ltd, paragraph 9(f) of FAS 109, “Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the above mentioned differences were not reflected in the computation of deferred tax assets and liabilities.

Results of Operations

The following table summarizes certain statement of operations data for the Company for the nine months period ended June 30, 2007 and 2006 (in US$):

	Nine months ended
Operating Data:	June 30, 2007	June 30, 2006

Research and development costs	$762,778	$719,153
General and administrative expenses	2,902,678	853,591
Financial income, net	(64,327)	(26,112)

Loss before tax on income	3,601,129	1,546,632
Taxes on Income	37,013	-
Net loss for the period	$(3,638,142)	$(1,546,432)

Loss per common share – basic and diluted	$(0.10)	$(0.06)
Weighted average common shares outstanding	35,744,894	27,918,176

Research and development costs

Research and development expenses are the costs incurred in the process of our pre-clinical and our clinical trials. Clinical trial and pre-clinical expenses include regulatory consultants and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to medical centers for patient recruitment and treatment.

During the nine months ended June 30, 2007 and June 30, 2006 the research and development expenses included, among others, the cost of IgG used in the clinical trials and research work, payments to medical centers and research labs for clinical trial and pre-clinical trial work, regulatory and scientific consultants compensation, costs related to the maintenance of our registered patents, costs related to the filings of patent applications as well as salaries and related expenses of research and development staff.

During the nine months ended June 30, 2007 the research and development expenses totaled $762,778, compared to $719,153 during the nine months ended June 30, 2006. The research and development costs include stock based compensation costs, which during the nine months ended June 30, 2007 totaled $111,987 as compared to $31,003 during the nine months ended June 30, 2006. This increase is attributable to the implementation of FAS123R since October 1, 2006.

General and administrative expenses

The general and administrative expense includes the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended June 30, 2007, general and administrative expenses totaled $2,902,678 compared to $853,591 for the nine months ended June 30, 2006. Costs incurred related to general and administrative activities in the nine months ended June 30, 2007 reflect an increase in the number of employees as compared to the nine months period ending June 30, 2006, from five to seven as well as additional professional, legal and consulting expenses and an increase in general expenses such as office and maintenance expenses. During the nine months ended June 30, 2007, as part of the general and administrative expenses, we incurred $1,128,204 of compensation expenses due to the implementation of FAS 123R related to stock options granted to employees. During the nine months ended June 30, 2006 we accounted for employee stock based compensation in accordance with APB 25 and incurred $79,010 of costs. Additional costs in the nine months ended June 30, 2007 included $376,019 related to the fair value of options and warrants issued to consultants during the period, with no similar costs being incurred in the nine months ended June 30, 2006.

Financial income/expense, net

During the nine months ended June 30, 2007 and June 30, 2006, we generated interest income on available cash and cash equivalents balance as well as bank charges. During the nine months ended June 30, 2007 the Company incurred financial expenses related to a convertible promissory note, issued on November 20, 2006, in the total amount of $13,501.

Liquidity and Capital Resources

Through June 30, 2007, we incurred losses in an aggregate amount of $7,415,555. We have financed our operations from the private placements of equity and debt financing. Through June 30, 2007, we raised a total of $9,538,553, net of transaction cost, through private placements of equity and raised a total of $350,000 through debt financing. We anticipate that additional financing will be through similar sources. As of June 30, 2007 we have $4,756,860 of available cash, most of which is deposited in short term, interest bearing, bank deposits. We do not have material financing commitments.

Our financing activities for the nine month period ended June 30, 2007 include the following:

  On November 20, 2006, we issued a convertible promissory note, in the principal amount of 350,000, which bore interest at 8% payable on maturity of the note and with a maturity date on November 20, 2007. On May 15, 2007, we prepaid the principal amount of $350,000. The accumulated interest in the amount of $13,501 was converted into 33,753 shares of our common stock.
  On February 27, 2007, we completed a private placement for the sale of 16,250,000 units at a purchase price of $0.40 per unit for a total consideration of $6,500,000. Each unit consisted of one share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock for a period of five years at an exercise price of $0.48.
  On February 27, 2007, we reduced the exercise price of 333,333 and 1,333,334 warrants, issued, to investors, on October 30, 2005 and December 20, 2005 respectively, from $1.00 and $1.20, respectively to $0.55.

Employee's and Consultant’s Stock Options Plan and Warrants

Employee and consultant stock options grants and warrant issuance activities for the nine month period ending June 30, 2007 include the following:

  On October 12, 2006, we granted options to purchase up to 50,000 shares of our common stock at an exercise price of $0.65 to a new member of our Scientific Advisory Board.
  On November 13, 2006, we granted options to purchase up to 150,000 shares of our common stock at an exercise price of $0.45 to each of Steven Katz and Albert Passner, our then two new additions to the Board.
  On December 5, 2006, we granted options to purchase up to 50,000 shares of our common stock at an exercise price of $0.50 to a new member of our Scientific Advisory Board.
  On January 30, 2007, we granted warrants to purchase 434,783 shares of our common stock at an exercise price of $0.45 to our regulatory consultant.
  On February 15, 2007, we granted options to purchase up to 100,000 shares of our common stock at an exercise price of $0.45 to an employee.
  On February 26, 2007, our board of directors adopted the 2007 Global Share Option Plan (the “2007 Plan”) in order to attract and retain quality personnel. Under the 2007 Plan, 5,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of our board of directors from time to time.

  On February 26, 2007 we granted options to purchase 2,340,000 shares of our common stock at an exercise price of $0.53 to the following:
	No. of Securities	Exercise
	Underlying Options	Price
Name	Granted	($/Share)
Yair Aloni	75,000	0.53
Liat Ben-David	70,000	0.53
Miri Blank	30,000	0.53
Yaron Cherny	40,000	0.53
Steven Katz	1,150,000	0.53
Shmuel Levi	75,000	0.53
Elisha Martinez	25,000	0.53
Josef Neuhaus	75,000	0.53
Jacob Nusbacher	100,000	0.53
Chaime Orlev	300,000	0.53
Albert Passner	75,000	0.53
Patrick Schnegelsberg	250,000	0.53
Yehuda Shoenfeld	50,000	0.53
Lior Soussan-Gutman	25,000	0.53
	2,340,000

  On March 22, 2007 we granted warrants to purchase 350,000 shares of our common stock at an exercise price of $0.53 to a consultant.
  On May 17, 2007 the Board of Directors approved the grant of the options under our 2007 Plan, exercisable for an aggregate 2,810,000 shares of our common stock at an exercise price of $0.61, which was the fair market value at the close of business on May 16, 2007, to directors, officers and employees of the Company. These options were issued upon the surrender and cancellation by each of such directors, officers and employees of options, exercisable for an aggregate of 2,780,000 shares of our common stock at exercise prices ranging from $0.93 to $1.37, which were granted previously. The following table provides information related to such grant and surrender of options:
		Exercise	No. of Securities
	No. of Securities	Price of	Underlying	Exercise Price
	Underlying	Options	Options	of Options
Name	Options Granted	Granted	Surrendered	Surrendered
Yonit Bomstein	20,000	$0.61	0	n/a
Yair Aloni	150,000	$0.61	150,000	$1.15-$1.29
Liat Ben-David	40,000	$0.61	30,000	$1.35
Shmuel Levi	150,000	$0.61	150,000	$1.15-$1.29
Elisha Martinez	150,000	$0.61	150,000	$1.15-$1.29
Josef Neuhaus	150,000	$0.61	150,000	$1.29-$1.37
Jacob Nusbacher	200,000	$0.61	250,000	$1.34
Chaime Orlev	300,000	$0.61	350,000	$0.93
Patrick Schnegelsberg	1,500,000	$0.61	1,400,000	$1.29
Lior Soussan-Gutman	150,000	$0.61	150,000	$1.15-$1.29
	2,810,000		2,780,000

  On June 1, 2007, we entered into a services agreement with ROI Group LLC, an investor relations firm, pursuant to which we issued 50,000 shares of our common stock and consulting warrants exercisable for an aggregate of 62,500 shares of common stock at an exercise price of $0.75 which vest on August 31, 2007, 62,500 shares of common stock at an exercise price of $0.90 which vest on November 30, 2007, 62,500 shares of common stock at an exercise price of $1.10 which vest on February 28, 2008 and 62,500 shares of common stock at an exercise price of $1.25 which vest on May 31, 2008. The exercise prices of the warrants are subject to adjustment for, among other things, stock splits, stock dividends, and reverse stock splits. The warrants are exercisable from their respective date of vesting through February 28, 2014.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. As our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months following July 1, 2007 are as follows:

Category	Amount

Research & Development	$4,753,000
General & Administrative Expenses	2,292,000
Finance Income, net	(60,000)
Total	$6,985,000

As previously indicated we are planning to file an IND with the FDA for VitiGamTM in late 2007. Our ability to proceed with this IND application as well as the commencement of the related clinical trial is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

As of May 22, 2007 Ms. Caplan became our Vice President of Corporate Development and commencing with this appointment, Ms. Caplan ceased her service as Chief Executive Officer of GammaCan, Ltd. There has been no material change to Ms. Caplan employment agreement as a consequence of this change.

Related party transactions

On October 31, 2006, we entered into a consulting agreement with Steven Katz and Associates, Inc., (“SKA”) a company wholly-owned by Steven Katz, the Chairman of the Board of GammaCan International, Inc. According to the agreement, consulting services will be provided by SKA at $345 per hour. Through June 30, 2007 expenses incurred by the Company under this agreement totalled $265,600.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

Changes in internal controls - There were no changes in our internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any material legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we completed the following transactions:

On May 15, 2007, we prepaid the principal amount, of a convertible note issued on November 20, 2006, in the amount of $350,000. The accumulated interest, on the principal amount, in the amount of $13,501 was converted into 33,753 shares of our common stock. The issuance of these shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On May 17, 2007 the board of directors approved the grant of the options under our 2007 Plan, exercisable for an aggregate 2,810,000 shares of our common stock at an exercise price of $0.61, which was the fair market value at the close of business on May 16, 2007, to directors, officers and employees of the Company, upon the surrender and cancellation by each of such directors, officers and employees of options, exercisable for an aggregate 2,780,000 shares of our common stock which were granted previously. The issuance of these shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On June 1, 2007, we entered into a services agreement with ROI Group LLC, an investor relations firm, pursuant to which we issued 50,000 shares of common stock and consulting warrants exercisable for an aggregate of 62,500 shares of common stock at an exercise price of $0.75 which vest on August 31, 2007, 62,500 shares of common stock at an exercise price of $0.90 which vest on November 30, 2007, 62,500 shares of common stock at an exercise price of $1.10 which vest on February 28, 2008 and 62,500 shares of common stock at an exercise price of $1.25 which vest on May 31, 2008. The exercise prices of the warrants are subject to adjustment for, among other things, stock splits, stock dividends, and reverse stock splits. The warrants are exercisable from their respective date of vesting through February 27, 2014. The consulting warrants contain standard reorganization provisions. The issuance of these shares and consulting warrants was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d- 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GAMMACAN INTERNATIONAL, INC.

Registrant

Date: August 14, 2007	By:	/s/ Chaime Orlev
Chaime Orlev
Chief Financial Officer