Form 10QSB
period 2007-12-31
GAMMACAN INTERNATIONAL INC
filed 2008-02-14
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 44,958,917 shares issued and outstanding as of February 1, 2008.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I

ITEM 1 - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) :
Balance sheets	2
Statements of operations	3
Statements of changes in stockholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6-11

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$3,117,969	$4,048,583
Prepaid expenses	49,101	9,851
Other	45,382	47,271
T o t a l current assets	3,212,452	4,105,705

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON
RETIREMENT	31,377	49,281
LONG TERM DEPOSITS	18,530	18,590
PROPERTY AND EQUIPMENT, NET	27,775	26,338
T o t a l assets	$3,290,134	$4,199,914

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	$1,063,281	$797,515
Payroll and related accruals	96,772	130,223
T o t a l current liabilities	1,160,053	927,738

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	52,825	71,338

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares
authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (200,000,000 authorized shares;
44,958,917 and 44,958,917 shares issued and
outstanding as of December 31, 2007 and September 30, 2007,
respectively)	4,495	4,495
Additional paid-in capital	9,075,398	8,968,930
Warrants	3,203,600	3,203,600
Deficit accumulated during the development stage	(10,206,237)	(8,956,187)
Services not yet rendered	-	(20,000)
T o t a l stockholders' equity	2,077,256	3,200,838
T o t a l liabilities and stockholders’ equity	$3,290,134	$4,199,914

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US $, except share data)

			Period from
			October 6,
			1998*
	Three months ended		through
	December 31		December 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

RESEARCH AND DEVELOPMENT COSTS	$514,490	$167,972	$3,227,668
GENERAL AND ADMINISTRATIVE EXPENSES	752,827	632,866	7,131,701
OPERATING LOSS	1,267,317	800,838	10,359,369
FINANCIAL INCOME	(38,140)	(4,827)	(255,061)
FINANCIAL EXPENSES	20,873	7,048	84,304
LOSS BEFORE TAXES ON INCOME	1,250,050	803,059	10,188,612
TAXES ON INCOME	-	4,356	30,000
LOSS FROM OPERATIONS OF THE COMPANY
AND ITS CONSOLIDATED SUBSIDIARY	1,250,050	807,415	10,218,612
MINORITY INTERESTS IN LOSSES OF A
SUBSIDIARY	-	-	(12,375)
NET LOSS FOR THE PERIOD	$(1,250,050)	$(807,415)	$(10,206,237)
BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.03)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARE USED IN COMPUTING BASIC AND
DILUTED LOSS PER COMMON SHARE	44,958,917	28,475,161

* Incorporation date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(US $, except share data)

					Deficit
					accumulated
					during
		Common		Additional	the	Services
	Number of	Stock		paid-in	development	not yet
	Shares	Amount	Warrants	capital	stage	rendered	Total
Changes during the period from
October 6, 1998 (date of incorporation)
to September 30, 2005 (audited)
Common stock and warrants
issued for cash	57,506,498	$5,750	$139,494	$782,141	$-	$-	$927,385
Contributed capital				7,025			7,025
Cancellation of shares at June 8, 2004	(32,284,988)	(3,228)		3,228
Gain on issuance of subsidiary
Stock to third party				86,625			86,625
Common stock and warrants
issued for cash on November 11,
2004, net of issuance costs	978,000	97	367,892	766,630			1,134,619
Common stock and warrants
issued for cash on January 25,
2005, net of issuance costs	32,000	3	12,037	24,760			36,800
Issuance of warrants to Consultants'				97,192			97,192
Net loss					(1,712,618)		(1,712,618)
Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	-	577,028
Common stock and warrants
issued for cash on October 31,
2005, net of issuance costs	666,666	67	72,410	365,670			438,147
Common stock and warrants
issued for cash on December 20,
2005, net of issuance costs	1,555,556	156	269,641	804,998			1,074,795
Options issued to employees and
directors				163,517			163,517
Options and warrants issued to non-
employees				70,498			70,498
Net loss					(2,064,795)		(2,064,795)
Balance at September 30, 2006 (audited)	28,453,732	2,845	861,474	3,172,284	(3,777,413)	-	259,190
Common stock and warrants
issued for cash on February 27,
2007, net of issuance costs	16,250,000	1,625	2,231,459	3,652,640			5,885,724
Common stock issued as part of the
prepayment of the convertible promissory
note	33,753	3		13,498			13,501
Amendment of warrants exercise price			110,667	(110,667)			-
Stock based compensation expenses:
Common stock issued for services	221,432	22		149,978			150,000
Services not yet rendered						(20,000)	(20,000)
Options issued to employees and
directors				1,713,169			1,713,169
Options and warrants issued to non-
employees				378,028			378,028
Net loss					(5,178,774)		(5,234,274)
Balance at September 30, 2007 (audited)	44,958,917	4,495	3,203,600	8,968,930	(8,956,187)	(20,000)	3,200,838
Fully accretion in respect of services not
yet rendered						20,000	20,000
Options issued to employees and
directors				74,435			74,435
Options and warrants issued to non-
employees				32,033			32,033
Net loss					(1,250,050)		(1,250,050)
Balance at December 31, 2007 (un-audited)	44,958,917	4,495	3,203,600	9,075,398	(10,206,237)	$-	2,077,256

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			October 6,
	Three months ended		1998* to
	December 31,		December 31,
	2007	2006	2007
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,250,050)	$(807,415)	$(10,206,237)
Adjustments required to reconcile net loss to net cash used
in operating activities:
Income and expenses not involving cash flows:
Depreciation	1,575	2,075	16,778
Exchange differences on long term deposits	60		322
Common stock issued for services	20,000	30,000	166,501
Minority interests in losses of a subsidiary	-	-	(12,375)
Write off of in process research and development	-	-	100,000
Employees and consultants stock based compensation expenses	106,468	312,727	2,491,814
Increase in liability for employee rights upon retirement	7,398	6,808	78,736
Changes in operating assets and liabilities:
Increase in prepaid expenses	(39,250)	(33,750)	(49,101)
Decrease (increase) in other current assets	1,889	7,755	(43,722)
Increase in current liabilities	232,315	115,639	1,159,053
Net cash used in operating activities	(919,595)	(366,161)	(6,298,231)

CASH FLOWS FROM INVESTING ACTIVITIES -
Decrease (increase) in long term deposits	-	208	(20,512)
Funds in respect of employee rights upon retirement	(8,007)	(5,664)	(57,288)
Purchase of property and equipment	(3,012)	(576)	(44,553)
Net cash used in investing activities	(11,019)	(6,032)	(122,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible promissory note	-	350,000	-
Issuance of common stock and warrants net of issuance costs	-	-	9,538,553
Net cash provided by financing activities	-	350,000	9,538,553
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(930,614)	(22,193)	3,117,969
BALANCE OF CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	4,048,583	538,738	-
BALANCE OF CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$3,117,969	$516,545	$3,117,969

* Incorporation date, see note 1a.
The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

a.	Operation

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through December 31, 2007 of $10,206,237, as well as negative cash flow from operating activities. Based upon the Company’s existing spending commitments, the Company may not have sufficient cash resources to meet its liquidity requirements through September 30, 2008. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management expects to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The accompanying unaudited financial statements of the Company and the subsidiary GammaCan Ltd. (the “Subsidiary“) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2007.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

c.	Income tax

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition of tax positions, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective October 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company had no unrecognized tax benefits as of October 1, 2007. The result of the implementation of FIN 48 did not have any impact on the Company’s financial statements. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. As of October 1, 2007, the Company recorded $30,000 of penalties related to tax contingencies.

As of October 1, 2007, the Company is subject to Israeli income tax examinations and to U.S. Federal income tax examinations for the tax years of 2004 through 2007. As of December 31, 2007, the Company did not record any change to its unrecognized tax benefits.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

d.	Recently issued accounting pronouncements

1.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

2.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). If the company is to elect the fair value option for its existing assets and liabilities, the effect as of the adoption date, shall be reported as a cumulative- effect adjustment to the opening balance of retained earnings. The Company is currently assessing the impact that SFAS 159 may have on its financial position.

3.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on October 1, 2009.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

4.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent's equity. SFAS 160 requires that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

5.

In June 2007, the Emerging Issues Task Force (EITF) reached Issue No. 07- 03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF No. 07-03”). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). The provisions of EITF No. 07-03 are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

6.

In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (October 1, 2009, for the Company). EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

NOTE 2 - COMMITMENTS:

a.

On December 13, 2007, the Company entered into a Share Purchase Agreement effective as of November 26, 2007 with ARP Biomed, Ltd. (“ARP”). The Share Purchase Agreement provides that subject to fulfillment of certain closing conditions, including the receipt of an Israeli tax ruling, ARP will sell to the Company 12.5% of the issued and outstanding shares of the Subsidiary such that at closing the Company will own 100% of the issued and outstanding shares of the Subsidiary. In consideration for such sale, the Company agreed to issue to ARP, at closing, 2,697,535 shares of its common stock, valued at $1,348,768, calculated based upon the average of the closing price for the period which is two days before and after November 26, 2007, a warrant to acquire 1,123,973 shares of its common stock and an additional warrant to acquire 449,589 shares of its common stock, both valued at $549,705 using the Black Scholes option-pricing model.

The acquisition is to be accounted for by the purchase method. The purchase price will be allocated to in-process Research and Development.

b.

On December 23, 2007, the Subsidiary signed an Amendment to the Research and Licensing Agreement (the “Amendment”) with Tel Hashomer Medical Research Infrastructure and Services Ltd (“THM”). On February 11, 2008, the Amendment was amended and restated. The Amendment reduces the future license fees payable under the THM Agreement and clarifies, among other things, the nature of research activities pursuant to the THM Agreement. Further, the research period under the THM Agreement has been extended for a two year period, commencing January 1, 2007, and the research funding for this period totals $500,000.

In connection with the Amendment the Company issued to THM warrants to acquire 500,000 shares of its common stock, exercisable, commencing December 31, 2008, at $0.40 per share. The fair value of these warrants as of December 31, 2007 was $137,554, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 85%; risk-free interest rates of 3.45%; and expected lives of 5 years.

Pursuant to certain conditions, the Company will issue to THM an additional warrant to acquire 250,000 shares of its common stock at an exercise price equal to the closing price of the Company’s common stock on the date of issuance of such warrant.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 3 - STOCK BASED COMPENSATION:

Following are transactions that took place during the quarter ended December 31, 2007:

a.

On October 30, 2007, 225,000 options were granted to a new member of the Board of Directors, at an exercise price of $0.41 per share with one third vesting on each of the first, second and third anniversary of the date of grant. The fair value of these options on the date of grant was $65,881, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 86%; risk-free interest rates of 4.16%; and expected lives of 5.38 years.

b.

On October 30, 2007, a director of the Company resigned from the Company’s Board of Directors. The departing director is continuing to serve the Company as a consultant. The departing director’s 225,000 options, previously granted, will continue to vest and be exercisable under the terms of the original option agreements.

The fair value of the unvested portion of these options as of December 31, 2007 was $49,705, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 85%; risk-free interest rates of 3.45%; and expected lives of 5.22 years. The fair value of the options will be revalued over the related service periods and recognized over the vesting periods using the accelerated method based on multiple option award approach.

NOTE 4- RELATED PARTIES - TRANSACTIONS:

On November 30, 2007, the employment agreement with a related party, who served as the Vice President of Corporate Development, was terminated.

NOTE 5 - LOSS PER SHARE:

The total number of common stock options and warrants excluded from the calculations of diluted net loss was 25,197,558 for the three months ended December 31, 2007 (6,317,775 for the three months ended December 31, 2006).

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

     Overview

     We are a development stage company and currently have no revenue from operations. Other than existing cash reserves and our intellectual property we have no significant assets, tangible or intangible. Presently, we do not have sufficient cash resources to meet our liquidity requirements through September 30, 2008 and we expect to seek to raise additional funds during that time period. There can be no assurance that we will raise additional funds on a timely basis, on terms acceptable to us or at all and there can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

Plan of Operation

     Short Term Business Strategy

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

     In addition to the pre-clinical evidence we have accumulated using vitiligo-derived plasma; the above observations provide further validation for our plan to develop VitiGam™.

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

Other Planned Research and Development Activities

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

Other Planned Strategic Activities

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

     Going concern assumption

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (October 6, 1998) through December 31, 2007 of $10,206,237, as well as negative cash flow from operating activities. Based upon our existing spending commitments, we may not have sufficient cash resources to meet our liquidity requirements through September 30, 2008. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management expects to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

     Income Taxes

     We adopted FIN 48 effective October 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results. We had no unrecognized tax benefits as of October 1, 2007. The result of the implementation of FIN 48 did not have any impact on our financial statements.

Results of Operations

     The following table summarizes certain statements of operations data for the Company for the three months period ended December 31, 2007 and 2006 (in US$):

	Three months ended
	December 31,	December 31,
Operating Data:	2007	2006

Research and development costs	$514,490	$167,972
General and administrative expenses	752,827	632,866
Financial expense (income), net	(17,267)	2,221
Loss before tax on income	1,250,050	803,059
Taxes on Income	-	4,356
Net loss for the period	$(1,250,050)	$(807,415)

Loss per common share – basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding	44,958,917	28,475,161

     Research and development costs

     Research and development expenses are the costs incurred in the process of our pre-clinical and our clinical trials. Clinical trial and pre-clinical expenses include regulatory consultant compensation and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to medical centers for patient recruitment and treatment.

     During the three months ended December 31, 2007 and 2006, research and development expenses included, among others, the cost of IgG used in the clinical trials and research work, payments to medical centers and research labs for clinical trial and pre-clinical trial work, regulatory and scientific consultants compensation, costs related to the maintenance of our registered patents, costs related to the filings of patent applications as well as salaries and related expenses of research and development staff.

     During the three months ended December 31, 2007, research and development expenses totaled $514,490, compared to $167,972 for the three months ended December 31, 2006. The increase is attributable to assay development as well as pre-clinical work related to the filing of the IND for VitiGam™.

     General and administrative expenses

     General and administrative expense includes the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

     For the three months ended December 31, 2007, general and administrative expenses totaled $752,827 compared to $632,866 for the three months ended December 31, 2006. Costs incurred related to General and administrative activities in the three months ended December 31, 2007 reflect an increase of professional, legal and consulting expenses and an increase in general expenses such as office and maintenance expenses.

     Financial income/expense, net

     During the three months ended December 31, 2007 and 2006, we generated interest income on available cash and cash equivalents balance as well as bank charges.

Liquidity and Capital Resources

     Through December 31, 2007, we incurred losses in an aggregate amount of $10,206,237. We have financed our operations from the private placements of equity and debt financing. Through December 31, 2007, we raised a total of $9,538,553, net of transaction costs, through private placements of equity. We anticipate that additional financing will be through similar sources. As of December 31, 2007, we had $3,117,969 of available cash, most of which is deposited in short term, interest bearing, bank deposits.

     We anticipate we will need $6,125,000 for the remainder of our fiscal year, and $9,614,000 for the twelve months following January 1, 2008.

     Although we do not have material financing commitments, management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management expects to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

     Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

     Planned Expenditures

     The estimated expenses referenced herein are in accordance with our business plan. As our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months following January 1, 2008 are as follows:

Category	Amount

Research & Development	$6,667,000
General & Administrative Expenses	3,057,000
Finance Income, net	(110,000)
Total	$9,614,000

      As previously indicated we are planning to file an IND with the FDA for VitiGamTM. Our ability to proceed with this IND application as well as the commencement of the related clinical trial is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

Employment and Consulting Agreements

     On November 30, 2007, the employment agreement with Vered Caplan, who served as the Vice President of Corporate Development, was terminated.

ITEM 3A(T) - CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      As of December 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

      Changes in internal controls

      Except as set forth below, there were no changes in our internal controls over financial reporting, that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

      Commencing in November 2007, we engaged the services of a former director of ours, Shmuel Levi, to act as controller in the review of our financial statements in connection with implementing and enforcing our internal financial and disclosure controls.

PART II

ITEM 1 - LEGAL PROCEEDINGS

     From time to time we may become subject to litigation incidental to our business. We are not currently a party to any legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     The following disclosure would have otherwise been filed on an amendment to Form 8-K under the heading “Item 1.01 – Entry into a Material Definitive Agreement.”

     As previously reported under Item 8B of our Annual Report in Form 10-KSB for the year ended October 31, 2007, on December 23, 2007, our subsidiary, GammaCan Ltd. signed an Amendment of the Research and Licensing Agreement (the “Amendment”) with Tel Ha’ShomerMedical Research Infrastructure and Services LTD. (“THM”) originally entered into on December 13, 2005. On February 11, 2008, the Amendment was amended and restated to make immaterial changes thereto.

     The amended and restated Amendment is attached as an exhibit hereto and incorporated by reference herein.

ITEM 6 - EXHIBITS

Number	Exhibit

10.1	Form of amended and restated Amendment to Research and Licensing Agreement effective as of December 23, 2007 between GammaCan Ltd. and Tel Ha’Shomer Medical Research Infrastructure and Services Ltd.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*	We have requested confidential treatment with respect to this exhibit. In the event that the Commission should deny such request in whole or in part, such exhibit or the relevant portions thereof shall be filed by amendment to this Quarterly Report on Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GAMMACAN INTERNATIONAL, INC.

Registrant

Date: February 14, 2008	By:	/s/ Chaime Orlev
Chaime Orlev
Chief Financial Officer