Form 10QSB
period 2008-03-31
GAMMACAN INTERNATIONAL INC
filed 2008-05-14
CIK 1141222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 44,958,917 shares issued and outstanding as of May 1, 2008.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

PART I

ITEM 1 - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007

	(Unaudited)	(Audited)

Assets
CURRENT ASSETS:
Cash and cash equivalents	$2,081,377	$4,048,583
Prepaid expenses	32,852	9,851
Other	70,300	47,271

Total current assets	2,184,529	4,105,705

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	—	49,281

LONG TERM DEPOSITS	18,002	18,590

PROPERTY AND EQUIPMENT, NET	36,842	26,338

Total assets	$2,239,373	$4,199,914

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$827,561	$797,515
Payroll and related accruals	131,287	130,223

Total current liabilities	958,848	927,738

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	19,364	71,338

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value (20,000,000 shares authorized; none issued and outstanding)
Common stock, $0.0001 par value (200,000,000 authorized shares; 44,958,917 and 44,958,917 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively)	4,495	4,495
Additional paid-in capital	9,278,533	8,968,930
Warrants	3,203,600	3,203,600
Deficit accumulated during the development stage	(11,225,467)	(8,956,187)
Services not yet rendered	—	(20,000)

Total stockholders’ equity	1,261,161	3,200,838

Total liabilities and stockholders’ equity	$2,239,373	$4,199,914

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(US $, except share data)

	Six months ended March 31		Three months ended March 31		Period from October 6, 1998* through March 31,

	2008	2007	2008	2007	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

RESEARCH AND DEVELOPMENT COSTS	$900,677	$482,870	$386,187	$314,898	$3,613,855
GENERAL AND ADMINISTRATIVE EXPENSES	1,387,419	1,631,800	634,593	998,934	7,766,293

OPERATING LOSS	2,288,096	2,114,670	1,020,780	1,313,832	11,380,148
FINANCIAL INCOME	(55,991)	(32,138)	(17,852)	(27,311)	(272,912)
FINANCIAL EXPENSES	37,175	21,467	16,303	14,421	100,606

LOSS BEFORE TAXES ON INCOME	2,269,280	2,103,999	1,019,231	1,300,942	11,207,842
TAXES ON INCOME	—	16,856	—	12,500	30,000

LOSS FROM OPERATIONS OF THE COMPANY AND ITS CONSOLIDATED SUBSIDIARY	2,269,280	2,120,855	1,019,231	1,313,442	11,237,842
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY	—	—	—	—	(12,375)

NET LOSS FOR THE PERIOD	$(2,269,280)	$(2,120,855)	$(1,019,231)	$(1,313,442)	$(11,225,467)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.07)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE	44,958,917	31,204,923	44,958,917	33,913,257

* Inception date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(US $, except share data)

	Number of Shares	Common Stock Amount	Warrants	Additional paid-in capital	Deficit accumulated during the development stage	Services not yet rendered	Total

Changes during the period from October 6, 1998 (date of inception) to September 30, 2005 (audited)
Common stock and warrants issued for cash	57,506,498	$5,750	$139,494	$782,141	$—	$—	$927,385
Contributed capital				7,025			7,025
Cancellation of shares at June 8, 2004	(32,284,988)	(3,228)		3,228
Gain on issuance of subsidiary Stock to third party				86,625			86,625
Common stock and warrants issued for cash on November 11, 2004, net of issuance costs	978,000	97	367,892	766,630			1,134,619
Common stock and warrants issued for cash on January 25, 2005, net of issuance costs	32,000	3	12,037	24,760			36,800
Issuance of warrants to Consultants				97,192			97,192
Net loss					(1,712,618)		(1,712,618)

Balance at September 30, 2005 (audited)	26,231,510	2,622	519,423	1,767,601	(1,712,618)	—	577,028
Common stock and warrants issued for cash on October 31, 2005, net of issuance costs	666,666	67	72,410	365,670			438,147
Common stock and warrants issued for cash on December 20, 2005, net of issuance costs	1,555,556	156	269,641	804,998			1,074,795
Options issued to employees and directors				163,517			163,517
Options and warrants issued to non-employees				70,498			70,498
Net loss					(2,064,795)		(2,064,795)

Balance at September 30, 2006 (audited)	28,453,732	2,845	861,474	3,172,284	(3,777,413)	—	259,190
Common stock and warrants issued for cash on February 27, 2007, net of issuance costs	16,250,000	1,625	2,231,459	3,652,640			5,885,724
Common stock issued as part of the prepayment of the convertible promissory note	33,753	3		13,498			13,501
Amendment of warrants exercise price			110,667	(110,667)			—
Stock based compensation expenses:
Common stock issued for services	221,432	22		149,978			150,000
Services not yet rendered						(20,000)	(20,000)
Options issued to employees and directors				1,713,169			1,713,169
Options and warrants issued to non-employees				378,028			378,028
Net loss					(5,178,774)		(5,234,274)

Balance at September 30, 2007 (audited)	44,958,917	4,495	3,203,600	8,968,930	(8,956,187)	(20,000)	3,200,838
Fully accretion in respect of services not yet rendered						20,000	20,000
Options issued to employees and directors				255,913			255,913
Options and warrants issued to non-employees				53,690			53,690
Net loss					(2,269,280)		(2,269,280)

Balance at March 31, 2008 (unaudited)	44,958,917	$4,495	$3,203,600	$9,278,533	$(11,225,467)	$—	$1,261,161

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,		Period from October 6, 1998* to March 31,

	2008	2007	2008

	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,269,280)	$(2,120,855)	$(11,225,467)
Adjustments required to reconcile net loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation	3,150	4,150	18,353
Financial expenses on convertible promissory note	—	9,431	—
Exchange differences on long term deposits	588	—	850
Common stock issued for services	20,000	60,000	166,501
Minority interests in losses of a subsidiary	—	—	(12,375)
Write off of in process research and development	—	—	100,000
Employees and consultants stock based compensation expenses	309,603	912,578	2,694,949
Increase (Decrease) in liability for employee rights upon retirement	(2,693)	14,393	68,645
Changes in operating assets and liabilities:
Increase in prepaid expenses	(23,001)	(19,181)	(32,852)
Increase in other current assets	(23,029)	(39,146)	(68,640)
Increase in current liabilities	31,110	183,812	957,848

Net cash used in operating activities	(1,953,552)	(994,818)	(7,332,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short term investments	—	(4,300,000)
Increase in long term deposits	—	(1,375)	(20,512)
Funds in respect of employee rights upon retirement	—	(12,319)	(49,281)
Purchase of property and equipment	(13,654)	(2,852)	(55,195)

Net cash used in investing activities	(13,654)	(4,316,546)	(124,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible promissory note	—	350,000	—
Issuance of common stock and warrants net of issuance costs	—	5,885,724	9,538,553

Net cash provided by financing activities	—	6,235,724	9,538,553

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,967,206)	924,360	2,081,377
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,048,583	538,738	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,081,377	$1,463,098	$2,081,377

* Inception date, see note 1a.
The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL:

a.	Operation:

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through March 31, 2008 of $11,225,467, as well as negative cash flow from operating activities. Based upon the Company’s existing spending commitments, the Company may not have sufficient cash resources to meet its liquidity requirements through September 30, 2008. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management expects to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The accompanying unaudited financial statements of the Company and the Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the consolidated annual report on Form 10-KSB for the year ended September 30, 2007.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

c.	Income tax

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition of tax positions, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective October 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. The Company had no unrecognized tax benefits as of October 1, 2007. The result of the implementation of FIN 48 did not have any impact on the Company’s financial statements. The Company recognizes interest and penalties related to its tax contingencies as income tax expense. As of October 1, 2007, the Company recorded $30,000 of penalties related to tax contingencies.

As of October 1, 2007, the Company is subject to Israeli income tax examinations and to U.S. Federal income tax examinations for the tax years of 2004 through 2007. As of March 31, 2008, the Company did not record any change to its unrecognized tax benefits.

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

2.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). If a company elects the fair value option for its existing assets and liabilities, the effect as of the adoption date, shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently assessing the impact that SFAS 159 may have on its financial position.

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

5.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF No. 07-03”). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). The provisions of EITF No. 07-03 are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted.

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

7.

In March 2008, the FASB issued SFAS Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (October 1, 2009, for the Company). The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company is currently evaluating the effect SFAS No. 161 will have on its financial statement presentations.

NOTE 2 - COMMITMENTS:

a.

On December 13, 2007, the Company entered into a Share Purchase Agreement effective as of November 26, 2007 with ARP Biomed, Ltd. (“ARP”). The Share Purchase Agreement provides that subject to fulfillment of certain closing conditions, including the receipt of an Israeli tax ruling, ARP will sell to the Company 12.5% of the issued and outstanding shares of the Subsidiary such that at closing the Company will own 100% of the issued and outstanding shares of the Subsidiary. In consideration for such sale, the Company agreed to issue to ARP, at closing, 2,697,535 shares of its common stock, valued at $1,348,768, calculated based upon the average of the closing price for the period which is two days before and after November 26, 2007, a warrant to acquire 1,123,973 shares of its common stock and an additional warrant to acquire 449,589 shares of its common stock, both valued at $391,152 using the Black Scholes option-pricing model.

GAMMACAN INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - COMMITMENTS (continued):

The acquisition is to be accounted for by the purchase method. The purchase price will be allocated to in-process research and development.

b.

On March 27, 2008, the Subsidiary sent a notice of termination, effective March 31, 2008, to Tel Ha’Shomer-Medical Research Infrastructure and Services LTD. (“THM”) terminating the Research and Licensing Agreement originally entered into on December 13, 2005, as amended during the term (the “THM Agreement”). The warrants to acquire 500,000 shares of the Company’s common stock that the Company issued to THM were cancelled.

NOTE 3 - STOCK BASED COMPENSATION:

The following is a transaction that took place during the quarter ended March 31, 2008:

On March 19, 2008, options to purchase 600,000 shares of the Company’s common stock were granted under the Company’s 2007 Global Share Option Plan to the Company’s new Chief Financial Officer. The options are exercisable at $0.40 per share (equivalent to the traded market price on the date of grant) with one third vesting on each of the first, second and third anniversary of the date of grant. The fair value of these options on the date of grant was $160,292, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 83%; risk-free interest rates of 2.36%; and expected lives of 5.02 years.

NOTE 4 - LOSS PER SHARE:

The total number of common stock options and warrants excluded from the calculations of diluted net loss was 24,972,558 for the six months ended March 31, 2008 (24,782,558 for the six months ended March 31, 2007).

NOTE 5 – SUBSEQUENT EVENTS:

On April 10, 2008, options to purchase 50,000 of the Company’s common stock were granted under the Company’s 2007 Global Share Option Plan to an employee. The options are exercisable at $0.37 per share (equivalent to the traded market price on the date of grant) with one third vesting on each of the first, second and third anniversary of the date of grant. The fair value of these options on the date of grant was $12,332, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 82%; risk-free interest rates of 2.66%; and expected lives of 5.02 years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

          The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report.

          We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenues, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and our plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

          Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the length, scope and outcome of our clinical trial, costs related to intellectual property, cost of manufacturing and higher consulting costs, product demand, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in our other filings with the SEC. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

          As used in this Quarterly Report, the terms “we”, “us”, “our”, “Company” and “GammaCan” mean GammaCan International, Inc. and our subsidiary, GammaCan, Ltd., unless otherwise indicated.

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

Plan of Operation

          Short Term Business Strategy

          We are a life science company focused on the development of immunotherapy and related approaches to treat cancer. Until recently, we have focused on the use of intravenous immunoglobulins, or IgGs, derived from human plasma to treat melanoma, prostate, and colon cancers. We believe that IgG therapy may be the basis of a more effective and efficient cancer treatment both as mono and as combination therapy as well as an adjuvant for cancer treatments (IgGs used in concert with other proprietary pharmaceuticals). Our business objective is to become a recognized leader in the development of immunotherapy including IgG-based therapies and related approaches to treat cancer.

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

          We have established a pre-clinical development program to define and characterize these anti-angiogenic anti-cancer fractions and to test their biological activity in animal models. We believe that successfully developed therapies derived from our novel IgG sub-fractions have the potential to address multi-billion dollar markets. For example, Avastin®, also known as bevacizumab, counteracts VEGF, a growth factor which stimulates neovascularization, and is approved to treat colon and other cancers. Sales for Avastin® in 2007 were in excess of $2 billion.

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

          Going concern assumption

          The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (October 6, 1998) through March 31, 2008 of $11,225,467, as well as negative cash flow from operating activities. Based upon our existing spending commitments, we may not have sufficient cash resources to meet our liquidity requirements through September 30, 2008. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management expects to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

          On October 1, 2006 we adopted the revised Statement of Financial Accounting Standards (“FAS”) No. 123, “Share-Based Payment” (“FAS 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for employee share-based payment transactions using APB 25, and requires instead that such transactions be accounted for using the grant-date fair value based method.

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

          Regarding our Israeli subsidiary, Gammacan Ltd, paragraph 9(f) of FAS 109, “Accounting for Income Taxes”, prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the above mentioned differences are not reflected in the computation of deferred tax assets and liabilities.

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

     Results of Operations

          The following table summarizes certain statements of operations data for the Company for the six months period ended March 31, 2008 and 2007 (in US$):

	Six months ended

Operating Data:	March 31, 2008	March 31, 2007

Research and development costs	$900,677	$482,870
General and administrative expenses	1,387,419	1,631,800
Financial income, net	(18,816)	(10,671)

Loss before tax on income	2,269,280	2,103,999
Taxes on Income	—	16,856

Net loss for the period	$(2,269,280)	$(2,120,855)

Loss per common share – basic and diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding	44,958,917	31,204,923

          Research and development costs

          Research and development expenses are the costs incurred in the process of our pre-clinical research and our clinical trials. Clinical trial and pre-clinical expenses include regulatory consultant compensation and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to clinical research organizations and to medical centers for patient recruitment and treatment.

          During the six months ended March 31, 2008 and 2007, research and development expenses included, among others, the cost of IgG used in the clinical trials and research work, payments to medical centers and research labs for clinical trial and pre-clinical trial work, regulatory and scientific consultants compensation, costs related to the maintenance of our registered patents, costs related to the filings of patent applications as well as salaries and related expenses of research and development staff.

          During the six months ended March 31, 2008, research and development expenses totaled $900,677, compared to $482,870 for the six months ended March 31, 2007. The increase is attributable to assay development as well as pre-clinical work related to the filing of the IND for VitiGam™.

          General and administrative expenses

          General and administrative expense includes the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

          For the six months ended March 31, 2008, general and administrative expenses totaled $1,387,419 compared to $1,631,800 for the six months ended March 31, 2007. Costs incurred related to general and administrative activities in the six months ended March 31, 2008 reflect a decrease of $362,000 in salary and related expenses due to lower stock based compensation expense and a reduction of headcount and a decrease of $155,000 in stock based compensation expenses for consultants, offset by an increase of $75,000 in professional, $94,000 in legal and $83,000 in consulting expenses and an increase in general expenses such as office and maintenance expenses.

          Financial income/expense, net

          During the six months ended March 31, 2008 and 2007, we generated interest income on available cash and cash equivalents balance as well as bank charges.

          Liquidity and Capital Resources

          Through March 31, 2008, we incurred losses in an aggregate amount of $11,225,467. We have financed our operations from the private placements of equity and debt financing. Through March 31, 2008, we raised a total of $9,538,553, net of transaction costs, through private placements of equity. We anticipate that additional financing will be through similar sources. As of March 31, 2008, we had $2,081,377 of available cash, most of which is deposited in short term, interest bearing, bank deposits. To implement our business plan, as currently contemplated, we anticipate we will need approximately $4 million for the remainder of our fiscal year, and approximately $11 million for the twelve months following April 1, 2008.

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

          Planned Expenditures

          The estimated expenses referenced herein are in accordance with our business plan. As our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months following April 1, 2008 are as follows:

Category	Amount

Research & Development	$8,079,000
General & Administrative Expenses	3,219,000
Finance Income, net	(116,000)

Total	$11,182,000

          As previously indicated, we are planning to file an IND with the FDA for VitiGamTM. Our ability to proceed with this IND application as well as the commencement of the related clinical trial is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

ITEM 3A(T) - CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          As of March 31, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

          Changes in internal controls

          There were no changes in our internal controls over financial reporting, that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

          From time to time we may become subject to litigation incidental to our business. We are not currently a party to any legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On April 10, 2008, we granted options to purchase 50,000 shares of our common stock under our 2007 Global Share Option Plan to an employee. The options are exercisable at $0.37 per share which was the fair market value at the close of business on April 10, 2008 with one third vesting on each of the first, second and third anniversary of the date of grant. The issuance of these options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

GAMMACAN INTERNATIONAL, INC.

Registrant

Date: May 14, 2008	By:	/s/ Limor Zur-Stoller

Limor Zur-Stoller
Chief Financial Officer