Form 10QSB
period 2008-06-30
GAMMACAN INTERNATIONAL INC
filed 2008-08-14
CIK 1141222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 0-32835

GAMMACAN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0956433 (IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 44,958,917 shares issued and outstanding as of August 1, 2008.

GAMMACAN INTERNATIONAL, INC.

FORM 10-QSB

PART I

ITEM 1 - FINANCIAL STATEMENTS

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US $, except share data)

	June 30, 2008	September 30, 2007

	(Unaudited)	(Audited)

Assets
CURRENT ASSETS:
Cash and cash equivalents	$861,531	$4,048,583
Prepaid expenses	16,601	9,851
Other	49,243	47,271

Total current assets	927,375	4,105,705

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	—	49,281

LONG TERM DEPOSITS	1,873	18,590

PROPERTY AND EQUIPMENT, NET	35,447	26,338

Total assets	$964,695	$4,199,914

Liabilities and stockholders’ equity
CURRENT LIABILITIES:
Accounts payable	$393,478	$797,515
Payroll and related accruals	121,657	130,223

Total current liabilities	515,135	927,738

COMMITMENTS (NOTE 2)
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	21,296	71,338

STOCKHOLDERS’ EQUITY:
Preferred stock, $ 0.0001 par value (20,000,000 shares authorized; none issued and outstanding)
Common stock, $ 0.0001 par value (200,000,000 authorized shares; 44,958,917 and 44,958,917 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively)	4,495	4,495
Additional paid-in capital	9,486,016	8,968,930
Warrants	3,203,600	3,203,600
Deficit accumulated during the development stage	(12,265,847)	(8,956,187)
Services not yet rendered	—	(20,000)

Total stockholders’ equity	428,264	3,200,838

Total liabilities and stockholders’ equity	$964,695	$4,199,914

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(US $, except share data)

	Nine months ended June 30		Three months ended June 30		Period from October 6, 1998* through June 30,

	2008	2007	2008	2007	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

RESEARCH AND DEVELOPMENT COSTS	$1,350,956	$762,778	$450,279	$279,908	$4,064,134
GENERAL AND ADMINISTRATIVE EXPENSES	1,979,379	2,902,678	591,960	1,270,878	8,358,253

OPERATING LOSS	3,330,335	3,665,456	1,042,239	1,550,786	12,422,387
FINANCIAL INCOME	(62,446)	(97,462)	(6,456)	(65,323)	(279,367)
FINANCIAL EXPENSES	41,771	33,135	4,597	11,667	105,202

LOSS BEFORE TAXES ON INCOME	3,309,660	3,601,129	1,040,380	1,497,130	12,248,222
TAXES ON INCOME	—	37,013	—	20,157	30,000

LOSS FROM OPERATIONS OF THE COMPANY AND ITS CONSOLIDATED SUBSIDIARY	3,309,660	3,638,142	1,040,380	1,517,287	12,278,222
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY	—	—	—	—	(12,375)

NET LOSS FOR THE PERIOD	$(3,309,660)	$(3,638,142)	$(1,040,380)	$(1,517,287)	$(12,265,847)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.10)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE	44,958,917	35,744,894	44,958,917	44,846,265

* Inception date, see note 1a.

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(US $, except share data)

	Number of Shares	Common Stock Amount	Additional paid-in capital	Warrants	Deficit accumulated during the development stage	Services not yet rendered	Total

Changes during the period from October 6, 1998 (date of inception) to September 30, 2005 (audited):
Common stock and warrants issued for cash	57,506,498	$5,750	$782,141	$139,494	—	—	$927,385
Contributed capital			7,025				7,025
Cancellation of shares at June 8, 2004	(32,284,988)	(3,228)	3,228
Gain on issuance of subsidiary Stock to third party			86,625				86,625
Common stock and warrants issued for cash on November 11, 2004, net of issuance costs	978,000	97	766,630	367,892			1,134,619
Common stock and warrants issued for cash on January 25, 2005, net of issuance costs	32,000	3	24,760	12,037			36,800
Issuance of warrants to Consultants			97,192				97,192
Net loss					(1,712,618)		(1,712,618)

Balance at September 30, 2005 (audited)	26,231,510	2,622	1,767,601	519,423	(1,712,618)	—	577,028
Common stock and warrants issued for cash on October 31, 2005, net of issuance costs	666,666	67	365,670	72,410			438,147
Common stock and warrants issued for cash on December 20, 2005, net of issuance costs	1,555,556	156	804,998	269,641			1,074,795
Options issued to employees and directors			163,517				163,517
Options and warrants issued to non-employees			70,498				70,498
Net loss					(2,064,795)		(2,064,795)

Balance at September 30, 2006 (audited)	28,453,732	2,845	3,172,284	861,474	(3,777,413)	—	259,190
Common stock and warrants issued for cash on February 27, 2007, net of issuance costs	16,250,000	1,625	3,652,640	2,231,459			5,885,724
Common stock issued as part of the prepayment of the convertible promissory note	33,753	3	13,498				13,501
Amendment of warrants exercise price			(110,667)	110,667			—
Stock based compensation expenses:
Common stock issued for services	221,432	22	149,978				150,000
Services not yet rendered						(20,000)	(20,000)
Options issued to employees and directors			1,713,169				1,713,169
Options and warrants issued to non-employees			378,028				378,028
Net loss					(5,178,774)		(5,178,774)

Balance at September 30, 2007 (audited)	44,958,917	4,495	8,968,930	3,203,600	(8,956,187)	(20,000)	3,200,838
Full accretion in respect of services not yet rendered						20,000	20,000
Options issued to employees and directors			458,099				458,099
Options and warrants issued to non-employees			58,987				58,987
Net loss					(3,309,660)		(3,309,660)

Balance at June 30, 2008 (unaudited)	44,958,917	$4,495	$9,486,016	$3,203,600	$(12,265,847)	—	$428,264

The accompanying notes are an integral part of the financial statements.

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars)

	Nine months ended June 30,		Period from October 6, 1998* to June 30,

	2008	2007	2008

	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,309,660)	$(3,638,142)	$(12,265,847)
Adjustments required to reconcile net loss to net cash used in operating activities:
Income and expenses not involving cash flows:
Depreciation	10,496	6,225	25,699
Exchange differences on long term deposits	588	—	850
Common stock issued for services	20,000	106,001	166,501
Minority interests in losses of a subsidiary	—	—	(12,375)
Write off of in process research and development	—	—	100,000
Employees and consultants stock based compensation expenses	517,086	1,523,709	2,902,432
Increase (Decrease) in liability for employee rights upon retirement	(761)	24,066	70,577
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,750)	(32,825)	(16,601)
Decrease (Increase) in other current assets	14,157	(8,749)	(32,454)
Increase (Decrease) in current liabilities	(412,603)	378,032	515,135

Net cash used in operating activities	(3,167,447)	(1,641,683)	(8,546,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in long term deposits	—	(1,504)	(20,512)
Funds in respect of employee rights upon retirement	—	(19,111)	(49,281)
Purchase of property and equipment	(19,605)	(5,304)	(61,146)

Net cash used in investing activities	(19,605)	(25,919)	(130,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants net of issuance costs	—	5,885,724	9,538,553

Net cash provided by financing activities	—	5,885,724	9,538,553

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,187,052)	4,218,122	861,531
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,048,583	538,738	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$861,531	$4,756,860	$861,531

Supplementary information on investing activity not involving cash flow:

During the second quarter approximately $50,000 funded in respect of employee rights upon retirement, was released from the insurance company directly to the employees.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (October 6, 1998) through June 30, 2008 of $12,265,847, as well as negative cash flow from operating activities. Based upon the Company’s existing spending commitments, the Company may not have sufficient cash resources to meet its liquidity requirements through September 30, 2008. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is engaged in ongoing financing discussions with third party investors and existing shareholders to raise the necessary funds for future research and development activities and general and administrative expenses in the public and private equity markets. Although there is no assurance that we will be successful with these initiatives, management expects to secure the necessary financing as a result of the above ongoing discussions.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

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

As of October 1, 2007, the Company is subject to Israeli income tax examinations and to U.S. Federal income tax examinations for the tax years of 2004 through 2007. As of June 30, 2008, the Company did not record any change to its unrecognized tax benefits.

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 - GENERAL (continued):

d.	Recently issued accounting pronouncements
1.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). The FASB has also issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which defers implementation of SFAS 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently assessing the impact that SFAS 157 may have on its results of operations and financial position.

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

5.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (“EITF No. 07-03”). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (October 1, 2008, for the Company). The provisions of EITF No. 07-03 are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted. The Company is currently evaluating the impact EITF 07-03 will have on its consolidated financial statements.

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

8.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material impact on its results of operations, financial position or cash flows.

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - COMMITMENTS:

a.

On December 13, 2007, the Company entered into a Share Purchase Agreement effective as of November 26, 2007 with ARP Biomed, Ltd. (“ARP”). The Share Purchase Agreement provided that subject to fulfillment of certain closing conditions, including the receipt of an Israeli tax ruling, ARP will sell to the Company 12.5% of the issued and outstanding shares of the Subsidiary such that at closing the Company will own 100% of the issued and outstanding shares of the Subsidiary. In consideration for such sale, the Company originally agreed to issue to ARP, at closing, 2,697,535 shares of its common stock, valued at $1,348,768, calculated based upon the average of the closing price for the period which is two days before and after November 26, 2007, a warrant to acquire 1,123,973 shares of its common stock and an additional warrant to acquire 449,589 shares of its common stock. The Share Purchase Agreement was subsequently amended on August 11, 2008. (See Note 5).

b.

On May 30, 2008, the Subsidiary entered into a Contract Manufacture Agreement (“Contract Manufacture Agreement”) with Bio Products Laboratory (“BPL”). Under the terms of the Contract Manufacture Agreement, the Subsidiary is engaging BPL as its manufacturer of VitiGam™ from plasma derived from Vitiligo donors. The Contract Manufacture Agreement further provides that BPL will manufacture VitiGam™ utilizing its proprietary GAMMAPLEX process and will supply the Subsidiary with VitiGam™ for its immediate clinical testing needs and for future commercial sale. In addition, the agreement provides that BPL will make available to the Subsidiary technical, scientific and other data, including specific support for its U.S. regulatory filings and future regulatory approvals in other markets. Under the terms of the agreement, the Subsidiary has agreed to pay to BPL certain manufacturing and service fees as well as royalties for the manufacture of VitiGam™.

NOTE 3 - STOCK BASED COMPENSATION:

The following is a transaction that took place during the quarter ended June 30, 2008:

On April 10, 2008, options to purchase 50,000 shares of the Company’s common stock were granted under the Company’s 2007 Global Share Option Plan to an employee. The options are exercisable at $0.37 per share (equivalent to the traded market price on the date of grant) with one third vesting on each of the first, second and third anniversary of the date of grant. The fair value of these options on the date of grant was $12,332, using the Black Scholes option-pricing model and was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 82%; risk-free interest rates of 2.66%; and expected lives of 5.02 years.

NOTE 4 - LOSS PER SHARE:

The total number of common stock options and warrants excluded from the calculations of diluted net loss was 25,022,558 for the nine months ended June 30, 2008 (25,062,558 for the nine months ended June 30, 2007).

GAMMACAN INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – SUBSEQUENT EVENTS:

On August 11, 2008, the Company entered into an Amendment Agreement with ARP Biomed, Ltd. (“ARP”) made as of June, 2008 (the “Amendment Agreement”) amending, among other things the Share Purchase Agreement dated November 26, 2007 between the Company and ARP. The Share Purchase Agreement provided that subject to fulfillment of certain closing conditions, including the receipt of an Israeli tax ruling, ARP will sell to the Company 12.5% of the issued and outstanding shares of the Subsidiary such that at closing the Company will own 100% of the issued and outstanding shares of the Subsidiary. In consideration for such sale, the Company originally agreed to issue to ARP, at closing, 2,697,535 shares of its common stock, a warrant to acquire 1,123,973 shares of its common stock and an additional warrant to acquire 449,589 shares of its common stock. According to the Amendment Agreement, the number of shares of common stock issuable to ARP at closing and upon receipt of an Israeli tax ruling has been increased to 3,389,902 shares of common stock and no warrants will be issued. Subsequently, on August 13, 2008, the Company conducted a closing of the Share Purchase Agreement as amended by the Amendment Agreement. The acquisition is to be accounted for by the purchase method. The purchase price will be allocated to in-process research and development.

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

Plan of Operation

Short Term Business Strategy

We are a life science company focused on the development of immunotherapy and related approaches to treat cancer. We are focused on the use of intravenous immunoglobulins, or IgGs, derived from human plasma to treat melanoma, prostate, and colon cancers. We believe that IgG therapy may be the basis of a more effective and efficient cancer treatment both as mono and as combination therapy as well as an adjuvant for cancer treatments (IgGs used in concert with other proprietary pharmaceuticals). Our business objective is to become a recognized leader in the development of immunotherapy, including IgG-based therapies and related approaches to treat cancer.

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

Other Planned Research and Development Activities

In addition to conducting early-stage clinical trials, we plan to conduct pre-clinical research to accomplish the following:

•	Further deepen and broaden our understanding of the biology of our IgG products in cancer;
•	Develop alternative delivery systems and determine the optimal dosage for different patient groups;
•	Investigate alternative sources of immunoglobulin other than human plasma (i.e. recombinant);
•	Develop novel IgG-based therapies; and
•	Develop successor products.

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

Going concern assumption

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (October 6, 1998) through June 30, 2008 of $12,265,847, as well as negative cash flow from operating activities. Based upon our existing spending commitments, we do not have sufficient cash resources to meet our liquidity requirements through September 30, 2008. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. Management is engaged in ongoing financing discussions with third party investors and existing shareholders to raise the necessary funds for future research and development activities and general and administrative expenses in the public and private equity markets. Although there is no assurance that we will be successful with these initiatives, management expects to secure the necessary financing as a result of the above ongoing discussions.

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

Results of Operations

The following table summarizes certain statements of operations data for the Company for the nine months period ended June 30, 2008 and 2007 (in US$):

	Nine months ended

Operating Data:	June 30, 2008	June 30, 2007

Research and development costs	$1,350,956	$762,778
General and administrative expenses	1,979,379	2,902,678
Financial income, net	(20,675)	(64,327)

Loss before tax on income	3,309,660	3,601,129
Taxes on Income	—	37,013

Net loss for the period	$(3,309,660)	$(3,638,142)

Loss per common share – basic and diluted	$(0.07)	$(0.10)

Weighted average common shares outstanding	44,958,917	35,744,894

Research and development costs

Research and development expenses are the costs incurred in the process of our pre-clinical research and/or our clinical trials. Clinical trial and pre-clinical expenses include regulatory consultant compensation and fees, research expenses, purchase of plasma, the cost of manufacturing IgG and payments to clinical research organizations and to medical centers for patient recruitment and treatment.

During the nine months ended June 30, 2008 and 2007, research and development expenses included, among others, the cost of IgG used in the clinical trials and research work, payments to medical centers and research labs for clinical trial and pre-clinical trial work, regulatory and scientific consultants compensation, costs related to the maintenance of our registered patents, costs related to the filings of patent applications as well as salaries and related expenses of research and development staff.

During the nine months ended June 30, 2008, research and development expenses totaled $1,350,956, compared to $762,778 for the nine months ended June 30, 2007. The increase is attributable to assay development as well as pre-clinical work related to the filing of the IND for VitiGam™ and collection of plasma from donors.

General and administrative expenses

General and administrative expense includes the salaries and related expenses of our management, consulting costs, legal and professional fees, traveling, business development costs, insurance expenses and other general costs.

For the nine months ended June 30, 2008, general and administrative expenses totaled $1,979,379 compared to $2,902,678 for the nine months ended June 30, 2007. Costs incurred related to general and administrative activities in the nine months ended June 30, 2008 reflect a decrease of $683,000 in salary and related expenses due to lower stock based compensation expense and a reduction of headcount, a decrease of $237,000 in stock based compensation expenses for consultants, a decrease of $43,000 in public and investor relations and a decrease of $35,000 in business development, offset by an increase in professional and legal fees and an increase in general expenses such as office rent and maintenance expenses and communication and IT expenses.

Financial income/expense, net

During the nine months ended June 30, 2008 and 2007, we generated interest income on available cash and cash equivalents balance as well as bank charges.

Liquidity and Capital Resources

Through June 30, 2008, we incurred losses in an aggregate amount of $12,265,847. We have financed our operations from the private placements of equity and debt financings. Through June 30, 2008, we raised a total of $9,538,553, net of transaction costs, through private placements of equity. We anticipate that additional financing will be through similar sources. As of June 30, 2008, we had $861,531 available in cash, most of which is deposited in short term, interest bearing, bank deposits. To implement our business plan, as currently contemplated, we anticipate we will need approximately $2 million for the remainder of our fiscal year, and approximately $9 million for the twelve months following July 1, 2008.

Although we do not have material financing commitments, management is engaged in ongoing financing discussions with third party investors and existing shareholders to raise the necessary funds for future research and development activities and general and administrative expenses in the public and private equity markets. Although there is no assurance that we will be successful with these initiatives, management expects to secure the necessary financing as a result of the above ongoing discussions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Planned Expenditures

The estimated expenses referenced herein are in accordance with our business plan. As our technology is still in the development stage, it can be expected that there will be changes in some budgetary items. Our planned expenditures for the twelve months following July 1, 2008 are as follows:

Category	Amount

Research & Development	$6,318,000
General & Administrative Expenses	2,865,000
Finance Income, net	(75,000)

Total	$9,108,000

As previously indicated, we are planning to file an IND with the FDA for VitiGamTM. Our ability to proceed with this IND application as well as the commencement of the related clinical trial is dependent on several major factors including the ability to attract sufficient financing on terms acceptable to us.

ITEM 3A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business. We are not currently a party to any legal proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 – Entry into a Material Definitive Agreement” and “Item 3.02 – Unregistered Sales of Equity Securities”.

On August 11, 2008, we executed an Amendment Agreement with ARP Biomed, Ltd. (“ARP”) made as of June, 2008 (the “Amendment Agreement”) amending the Share Purchase Agreement dated November 26, 2007, between the parties and certain other ancillary agreements entered into at the same time. As previously reported in our Form 8-K filed with the Commission on December 19, 2007, the Share Purchase Agreement provided that subject to fulfillment of certain closing conditions, including the receipt of an Israeli tax ruling, ARP will sell to us 12.5% of the issued and outstanding shares of the Subsidiary such that at closing we will own 100% of the issued and outstanding shares of the Subsidiary. In consideration for such sale, we originally agreed to issue to ARP, at closing, 2,697,535 shares of its common stock, a warrant to acquire 1,123,973 shares of its common stock and an additional warrant to acquire 449,589 shares of its common stock. According to the Amendment Agreement, the number of shares of common stock issuable to ARP at closing and upon receipt of an Israeli tax ruling has been increased to 3,389,902 shares of our common stock and no warrants will be issued. Further, the Amendment Agreement amends the Lock-Up Agreement dated as of November 26, 2007 between ARP and the Company by increasing the number of locked-up shares that can be sold during the period after May 26, 2009 from one-sixth per month to one-eight per month. The Amendment Agreement also amends the effective date of the Agreement to Sale of Intellectual Property Agreement dated as of November 26, 2007 between ARP and the Company to the earlier of the receipt of the Israeli tax ruling and June 15, 2008.

Subsequently on August 13, 2008, we conducted a closing of the Share Purchase Agreement as amended by the Amendment Agreement. The 3,389,902 shares of our common stock issued to ARP at closing were offered and sold in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Mr. Yair Aloni, a member of our board of directors, is the Chief Executive Officer of ARP and Professor Yehuda Shoenfeld, M.D., our Chief Scientist of the Subsidiary, is an advisor to ARP.

The foregoing description is a summary and is qualified in its entirety by the Amendment Agreement attached as an exhibit hereto and incorporated by reference herein.

ITEM 6 - EXHIBITS

Number	Exhibit

10.1	Amendment Agreement dated as of June, 2008 between ARP Biomed Ltd. and GammaCan International, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GAMMACAN INTERNATIONAL, INC. Registrant
Date: August 14, 2008	By:	/s/ Limor Zur-Stoller

Limor Zur-Stoller Chief Financial Officer